Form 10QSB
period 1996-03-31
RANGER INDUSTRIES INC
filed 1996-05-14
CIK 21610

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----            THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number
                                     1-5673

                             RANGER INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

            Connecticut                                06-0768904
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

    c/o Zeisler & Zeisler, 558 Clinton Avenue, Bridgeport, Connecticut 06605
                    (Address of principal executive offices)

                                 (212) 843-8975
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                   No
                            ---                     ---

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                        Yes  X                   No
                            ---                     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                   Outstanding at May 10, 1996
                  -----                   ---------------------------

      Common Stock, $.01 par value              4,000,000 shares

Transitional Small Business Disclosure Format (check one):

                        Yes                      No  X
                            ---                     ---

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1996 and December 31, 1995

                      (See Accountants' Compilation Report)

                                     -------

                                     ASSETS
                                                            (Unaudited)
                                                             March 31, December 31,
                                                               1996       1995
                                                            ---------- -----------
Current assets:
    Cash and equivalents                                    $  34,534   $  67,280
    Receivable from the Reorganization Trust                    1,470       1,939
    Prepaid insurance                                           8,750      17,500
    Income tax and interest receivable                            556         556
                                                            ---------   ---------
               Total assets                                 $  45,310   $  87,275
                                                            =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                $   6,593   $  42,930
    Payable to the Reorganization Trust                        30,000        --
                                                            ---------   ---------
               Total liabilities                               36,593      42,930
                                                            ---------   ---------

Contingencies

Stockholders' equity:
    Common stock - $.01 par value, 20,000,000
        shares authorized, 4,000,000 shares
        issued and outstanding                                 40,000      40,000
    Capital in excess of par value                            910,000     910,000
    Retained deficit                                         (941,283)   (905,655)
                                                            ---------   ---------
               Total stockholders' equity                       8,717      44,345

                                                            ---------   ---------
               Total liabilities and stockholders' equity   $  45,310   $  87,275
                                                            =========   =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

                 for the quarters ended March 31, 1996 and 1995

                (Unaudited - See Accountants' Compilation Report)

                                     -------


                                                          1996           1995
                                                        --------       --------

Net sales                                               $   --         $   --
                                                        --------       --------

Operating costs and expenses:
    Administrative expenses                               36,057         35,797

Interest income                                              429          1,369
                                                        --------       --------

           Loss before income taxes                      (35,628)       (34,428)

Provision for income taxes                                  --              325
                                                        --------       --------

           Net loss                                     $(35,628)      $(34,753)
                                                        ========       ========

Net loss per share                                      $   (.01)      $   (.01)
                                                        ========       ========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the quarters ended March 31, 1996 and 1995

                (Unaudited - See Accountants' Compilation Report)

                                     -------


                                                               1996        1995
                                                             ---------   ---------
Cash flows from operating activities:
    Net loss                                                 $ (35,628)  $ (34,753)
                                                             ---------   ---------
    Adjustments to reconcile net loss to net cash used
        in operating activities:
           Receivable from the Reorganization Trust                469       1,981
           Income tax receivable                                  --          (353)
           Interest receivable                                    --            96
           Prepaid insurance                                     8,750       9,000
           Accounts payable and accrued liabilities            (36,337)    (31,463)
           Payable to the Reorganization Trust                  30,000        --
                                                             ---------   ---------
                      Total adjustments                          2,882     (20,740)
                                                             ---------   ---------

                      Net cash used in operating activities    (32,746)    (55,493)

Cash and cash equivalents at beginning of period                67,280     238,980
                                                             ---------   ---------

Cash and cash equivalents at end of period                   $  34,534   $ 183,487
                                                             =========   =========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
        Income taxes                                         $  30,000   $   1,414
                                                             =========   =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                (Unaudited - See Accountants' Compilation Report)

                                     -------


1.    Organization:

      On July 11, 1988, Ranger Industries, Inc. (formerly Coleco Industries, Inc.) and its subsidiaries, Ranger Industries (Delaware), Inc. (formerly Lakeside Industries, Inc.), and Ranger Industries (New York), Inc. (formerly Selchow & Righter Company), (collectively the "Company") filed voluntary petitions in the United States Bankruptcy Court seeking protection from creditors under Chapter 11 of the Federal Bankruptcy Code (the "Code").

      On October 31, 1989, the Company filed an Amended Plan of Reorganization with the Federal Bankruptcy Court. This Plan was revised and on November 29, 1989, the Company filed its Second Amended and Restated Consolidated Plan of Reorganization (the "Plan") with the Federal Bankruptcy Court. On December 4, 1989, the Disclosure Statement corresponding to the Plan was approved by the Court for distribution to creditors and shareholders. The Plan was approved by vote of the creditors and shareholders of the Company, and by entry of an order dated February 1, 1990, the Plan was confirmed by the United States Bankruptcy Court for the Southern District of New York. The effective date of the Plan was February 28, 1990.

      The Plan provided for the creation of the Reorganization and Product Liability Trusts in order to liquidate the Company's remaining assets and effectuate distributions to the Company's creditors. The Plan also provided for the emergence of reorganized Ranger Industries, and further contemplates that Ranger will engage in the business of acquiring income producing properties or businesses. In this regard, all remaining assets and liabilities, except for $950,000 retained by the Company for working capital purposes, were transferred to the Reorganization and Product Liability Trusts, respectively, effective February 28, 1990.

      Additionally, on February 28, 1990, all existing equity and debt securities previously issued by Ranger Industries, Inc. were canceled. The previously existing stock was replaced with 4,000,000 shares of new common stock in Ranger Industries, Inc. with a par value of $.01 per share. The new stock was initially held by the Reorganization Trust, but was subsequently distributed to the unsecured creditors in accordance with the Plan. In addition, 10,000,000 shares of no par value preferred stock have been authorized although none have yet been issued.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                (Unaudited - See Accountants' Compilation Report)

                                     -------


2.    Management's Representation:

      The accompanying consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and results of Operations included in the Company's 1995 Annual Report filed on Form 10-KSB and in this Form 10-QSB report.

      In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.

3.    Income Taxes:

      Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, deferred tax assets are subject to a valuation allowance to reduce them to net realizable value.

      As discussed in Note 1, the assets and liabilities of the Company, except for $950,000 retained for working capital purposes, were transferred to the Reorganization and Product Liability Trusts, respectively, effective February 28, 1990, in accordance with the Plan. Although the matter is not free from doubt, these Trusts have been treated as grantor trusts. Accordingly, taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Trusts are reflected on the federal income tax return of Ranger Industries, Inc., although such assets and liabilities are not presented in these consolidated financial statements (also see Note 4).

      Tax expense or benefit is attributable to state taxes due, partially offset by amounts due under a tax sharing agreement between Ranger Industries, Inc. and the Reorganization Trust whereby the Trust reimburses Ranger for taxes paid in certain states.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                (Unaudited - See Accountants' Compilation Report)

                                     -------

3.    Income Taxes, Continued:

      At March 31, 1996 and December 31, 1995, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $185 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At March 31, 1996 and December 31, 1995, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $161 million which will begin to expire in the year 2002. The Company also had approximately $13.6 million in tax credit carryforwards which began expiring in 1993. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $38.5 million.

      Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 4).

      At March 31, 1996 and December 31, 1995, the only remaining book and tax base differentials related to the claim settlement activities of the Reorganization and Product Liability Trusts. Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to uncertainty of the Company's ability to generate taxable income to utilize the carryforwards. The Company's tax liabilities at December 31, 1995 were attributable to federal alternative minimum tax and state minimum taxes.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                (Unaudited - See Accountants' Compilation Report)

                                     -------


4.    Treasury Regulation:

       On January 6, 1992, the Department of the Treasury promulgated new Treasury Regulations. These regulations interpret Section 269 of the Internal Revenue Code which permits the Internal Revenue Service to deny corporations the ability to use tax benefits, such as net operating losses ("NOLs") where control of the corporation was acquired for the principal purpose of avoiding tax. The regulations provide that if a corporation in a bankruptcy reorganization that qualifies for an exemption from the general rule limiting the use of net operating loss carryforwards does not carry on a significant amount of an active trade or business during and subsequent to such bankruptcy reorganization, the Internal Revenue Service will presume, absent a showing of strong evidence to the contrary, that the principal purpose of the reorganization was to evade or avoid Federal income tax and that Section 269 should apply. The regulations are only effective, by their terms, with respect to acquisitions of control of corporations occurring after August 14, 1990 and, accordingly, they do not apply to Ranger Industries, Inc.

       Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses to Hasbro and the Company's switch to a new business of acquiring investments, it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $185 million of net operating loss carryforwards. This could have a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.

5.     Related Party Transactions:

       The Company has entered into an Agreement with Sass Lamle Rubin & Company ("SLR"), of which James B. Rubin is Senior Managing Director, under which SLR will provide accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $4,800 for these services for each of the quarters ended March 31, 1996 and 1995.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                (Unaudited - See Accountants' Compilation Report)

                                     -------

5.     Related Party Transactions, Continued

       Effective August 1, 1990, Mr. Rubin, as Chief Executive Officer, is entitled to an annual salary of $50,000. All fees for his services during the year are included in administrative expenses in the consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview

            This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

            During the first quarter of 1990, Ranger Industries, Inc. (the "Company" or "Ranger") emerged from bankruptcy on February 28, 1990. The Company filed a voluntary petition on July 11, 1988 under Chapter 11 of Title 11 of the United States Code seeking protection from creditors. The Company and the Company's Official Committee of Unsecured Creditors jointly proposed and filed the Second Amended and Restated Consolidated Plan of Reorganization dated November 29, 1989 (the "Plan") with the Bankruptcy Court. The effective date of the Plan was February 28, 1990.

            Management believes that the business potential of the Company is contingent upon an acquisition strategy designed to generate earnings and cash flow. The utilization of the Company's net operating and other tax loss carryforwards should help it to achieve its long-term potential. Accordingly, the Company is seeking one or more individuals or entities ("Investors") willing to invest in the Company in consideration for less than 50 percent of the Common Stock. Although such a transaction would result in the issuance of not more than four million additional shares of the common stock, par value $.01 per share (the "Common Stock"), and a substantial dilution of the percentage equity interest of other holders of the Common Stock, the Company believes that its ability to continue to exist in the short term is dependent upon attracting one or more Investors. There can be no assurance that the Company will attract Investors or that it will be able to successfully acquire other businesses. The Company did not issue any shares of the Common Stock to any Investors in the first quarter of 1996. Since rule making by the Department of the Treasury, which rule making may make the Company's tax loss carryforwards unavailable to the Company, the Company's ability to attract investors on a reasonable investment basis may be adversely affected. See Part II, Item 5 "Other Information."

Liquidity and Capital Resources

            The Company's liquidity and capital resources have been completely changed as a result of the effectiveness of the Plan. The Bankruptcy Court approved the establishment of the Reorganization Trust as the primary vehicle for distributions under the Plan and the Product Liability Trust to fund, process and liquidate future product liability claims. Concurrently with the creation of the two trusts, the Company distributed all its cash (except for $950,000 retained as working capital) and other assets and liabilities to creditors and the trusts, and the trusts assumed responsibility for substantially all remaining cash distributions pursuant to the Plan to be made to holders of claims and interests. The Reorganization Trust, pursuant to the

Plan, funds all costs incurred by Ranger which relate to implementation of the Plan. Such costs include an allocated share of certain expenses for Company employees, professional fees and certain other administrative expenses.

            The Company's working capital immediately after consummation of the Plan was $950,000, representing the only monies the Company did not transfer to the Reorganization Trust. The Company's current working capital was approximately $20,000 as of March 31, 1996. Such sum (and any earnings the Company receives upon the investment thereof) is the Company's only source of cash. Management believes that such sum is adequate to enable the Company to meet its needs only through the first six months of 1996.

            The Company is a net user of cash, and its projected operating costs and expenses for fiscal year 1996 are approximately $100,000. In addition, the Company has no existing credit lines or commitments from any lenders and does not believe it will be able to obtain any substantial credit line or commitment under current circumstances. Accordingly, unless it develops additional sources of funds, the Company will deplete its cash reserves and will not have sufficient capital to pay its projected 1996 expenditures and to operate beyond the first half of 1996.

            The Company's ability to continue beyond the first half of 1996 is dependent upon its ability to attract Investors. There can be no assurance that the Company will attract Investors or acquire investments or that it will be able to continue operating beyond the first six months of 1996.

Changes in Financial Condition

            The Company's financial condition is set forth in the Balance Sheet as of March 31, 1996. See "Overview" and the discussion of "Liquidity and Capital Resources" immediately above for an overview of the financial condition of Ranger at March 31, 1996.

Results of Operations

            Results of operations for March 31, 1996 reflect the fact that the Company is dependent on its ability to attract Investors.

Three Months Ended March 31, 1996

            During the first quarter of 1996, the Company had no net sales as it continued to pursue Investors but had interest income of $429 compared to $1,369 for the first quarter of 1995. During this period, operating costs and expenses, principally administrative expenses, were $36,057 compared to $35,797 for the same period ending March 31, 1995. Operating costs exceeded income resulting in a net loss of $35,628 for the three months ended March 31, 1996 as compared to a net loss of $34,753 for the three months ended March 31, 1995.

                                     PART II
                                OTHER INFORMATION

Item 5. Other Information

            On January 6, 1992 the Department of the Treasury promulgated new Treasury Regulations. These regulations interpret section 269 of the Internal Revenue Code which permits the Internal Revenue Service to deny corporations the ability to use tax benefits, such as net operating losses, where control of the corporation was acquired for the principal purpose of avoiding tax. The regulations provide that if a corporation in a bankruptcy reorganization qualifies for an exemption from the general rule limiting the use of net operating loss carryforwards (NOLs) but does not carry on a significant amount of an active trade or business during and subsequent to such bankruptcy reorganization, the Internal Revenue Service will presume, absent a showing of strong evidence to the contrary, that the principal purpose of the reorganization was to evade or avoid Federal income tax and that section 269 should apply. The regulations are only effective, by their terms, with respect to acquisitions of control of corporations occurring after August 14, 1990; accordingly they do not apply to Ranger.

            As a practical matter, the fact that the regulations will not apply the presumption to Ranger may be only of limited benefit. The issue of temporarily inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the IRS field auditors. There is, therefore, a risk that they will be more likely to find and challenge the NOLs of such companies even without the ability to utilize the presumption contained in the new regulations. Any such challenge, if successful, would have a material detrimental effect on Ranger.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits -- The exhibits to this report are located on pages E-1 and E-2 hereto and are hereby incorporated by reference.

(b)   Reports on Form 8-K:

            None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RANGER INDUSTRIES, INC.


May 14, 1996                       By:  /s/ James B. Rubin
                                        ------------------------------
                                        James B. Rubin, President,
                                        Chief Executive Officer, and
                                        Acting Chief Financial Officer

                                  EXHIBIT INDEX

      Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

Exhibit
  No.                              Description
- - -------                            -----------

2.* Order of the United States Bankruptcy Court for the Southern District of New York confirming the Second Amended and Restated consolidated Plan of Reorganization. (Ranger Industries, Inc. Form 10-K for the year ended December 31, 1989 (File No. 1-5673))

2.1*        Second Amended and Restated Plan of
            Reorganization.  (Ranger Industries, Inc. Form
            10-K for year ended December 31, 1989 (File No.
            1-5673))

3.1* Amended and Restated Certificate of Incorporation of the Company. (Ranger Industries, Inc. Form
            10-K for year ended December 31, 1989 (File No.
            1-5673))

3.2*        Amended and Restated By Laws of the Company.
            (Ranger Industries, Inc. Form 10-KSB for the year ended December 31, 1994 (File No. 1-5673))

10.1* Form of Subscription and Employment Agreements pursuant to Long-Term Incentive Plan (Coleco
            Industries, Inc. Registration Statement No.
            2-79052; Exhibit 10.55).

10.2*       Amended and Restated Long-Term Incentive Plan
            (Coleco Industries, Inc. Proxy Statement for
            Annual Meeting of Stockholders held May 24, 1983).

10.3*       Extract from Minutes of the Annual Meeting of
            Shareholders held May 28, 1986 amending the
            Company's Long-Term Incentive Plan (Coleco
            Industries, Inc. Form 10-K for year ended December
            31, 1986 (File No. 1-5673); Exhibit 10.20).

10.4* Extract from Minutes of Board of Directors meeting held on May 6, 1985 concerning the award of non-qualified stock options to an employee of the Company (Coleco Industries, Inc. Form 10-K for year ended December 31, 1986 (File No. 1-5673);

            Exhibit 10.22)

10.5* Extract from Minutes of Board of Directors meeting held on July 28, 1986 concerning a modification of an award of non-qualified stock options to an employee of the Company (Coleco Industries, Inc. Form 10-K for year ended December 31, 1986 (File No. 1-5673); Exhibit 10.24)

10.6* Extract from Minutes of Board of Directors meeting held on July 28, 1986 concerning adoption of a Senior Executive Option Plan for certain employees of the Company (Coleco Industries, Inc. Form 10-K for year ended December 31, 1986 (File No. 1-5673); Exhibit 10.25)

10.7* Extract from Minutes of Board of Directors meeting held on December 9, 1986 concerning an amendment to the Company's Senior Executive Option Plan (Coleco Industries, Inc. Form 10-K for year ended December 31, 1986 (File No. 1-5673); Exhibit 10.26)

10.8* Extract from Minutes of Board of Directors meeting held on April 14, 1986 concerning the adoption of certain incentive plans for certain employees (Coleco Industries, Inc. Form 10-K for year ended December 31, 1986 (File No. 1-5673); Exhibit 10.28)

10.9*       Letter Agreement dated March 7, 1988 between
            G.D.L. Management Incorporated and Coleco
            Industries, Inc. (Coleco Industries, Inc. Form
            10-K for year ended December 31, 1988; Exhibit
            10.27)

10.10* Extract from Minutes of Board of Directors meeting held on December 20, 1988 concerning the adoption of a deferred compensation and bonus plan (Coleco Industries, Inc. Form 10-K for year ended December 31, 1988 (File No. 1-5673); Exhibit 10.28)

11          Computation of earnings per share.

15 Letter regarding unaudited interim financial information.

27          Financial Data Schedule