Form 10QSB
period 1996-06-30
RANGER INDUSTRIES INC
filed 1996-08-14
CIK 21610

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         -----        THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number
                                    1-5673

                            RANGER INDUSTRIES, INC.
       (Exact name of small business issuer as specified in its charter)

        Connecticut                                    06-0768904
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                             c/o Zeisler & Zeisler
                              558 Clinton Avenue
                         Bridgeport, Connecticut 06605
                   (Address of principal executive offices)

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

                         Yes  X                 No
                            -----                 -----

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                         Yes  X                 No
                            -----                 -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                        Outstanding at August 13, 1996
    Common Stock, $.01 par value                      4,000,000 shares

Transitional Small Business Disclosure Format (check one):

                         Yes                    No  X
                            -----                 -----

                                    PART I
                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS


                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

                          CONSOLIDATED BALANCE SHEETS

                      June 30, 1996 and December 31, 1995

                     (See Accountants' Compilation Report)

                                    -------


                                    ASSETS

                                                                (Unaudited)
                                                                  June 30,         December 31,
                                                                    1996               1995
                                                                 ----------         ----------
Current assets:
    Cash and equivalents                                         $    6,866         $   67,280
    Receivable from the Reorganization Trust                          1,470              1,939
    Prepaid insurance                                                  --               17,500
    Income tax and interest receivable                                  556                556
                                                                 ----------         ----------

               Total assets                                      $    8,892         $   87,275
                                                                 ==========         ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                     $   10,271         $   42,930
                                                                 ----------         ----------
               Total liabilities                                     10,271             42,930

                                                                 ----------         ----------

Contingencies

Stockholders' equity:
    Common stock - $.01 par value, 20,000,000
        shares authorized, 4,000,000 shares
        issued and outstanding                                       40,000             40,000
    Capital in excess of par value                                  910,000            910,000
    Retained deficit                                               (951,379)          (905,655)
                                                                 ----------         ----------
               Total stockholders' equity                            (1,379)            44,345
                                                                 ----------         ----------

               Total liabilities and stockholders' equity        $    8,892         $   87,275
                                                                 ==========         ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

                 for the quarters ended June 30, 1996 and 1995

               (Unaudited - See Accountants' Compilation Report)

                                    -------


                                              1996             1995
                                              ----             ----

Net sales                                   $   --           $   --
                                            --------         --------

Operating costs and expenses:
    Administrative expenses                   40,138           35,441

Interest income                                   42            1,307
                                            --------         --------

           Loss before income taxes          (40,096)         (34,134)

Provision (benefit) for income taxes         (30,000)             850
                                            --------         --------


           Net loss                         $(10,096)        $(34,984)
                                            ========         ========

Net loss per share                          $   (.01)        $   (.01)
                                            ========         ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

                for the six months ended June 30, 1996 and 1995

               (Unaudited - See Accountants' Compilation Report)

                                    -------


                                              1996             1995
                                              ----             ----

Net sales                                   $   --           $   --
                                            --------         --------

Operating costs and expenses:
    Administrative expenses                   76,195           71,238

Interest income                                  471            2,676
                                            --------         --------

           Loss before income taxes          (75,724)         (68,562)

Provision (benefit) for income taxes         (30,000)           1,175
                                            --------         --------

           Net loss                         $(45,724)        $(69,737)
                                            ========         ========

Net loss per share                          $   (.01)        $   (.02)
                                            ========         ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                for the six months ended June 30, 1996 and 1995

               (Unaudited - See Accountants' Compilation Report)

                                    -------

                                                                      1996                1995
                                                                      ----                ----
Cash flows from operating activities:
    Net loss                                                       $   (45,724)        $   (69,737)
                                                                   -----------         -----------
    Adjustments to reconcile net loss to net cash used
        in operating activities:
           Receivable from the Reorganization Trust                        469               1,131
           Income tax receivable                                          --                  (353)
           Interest receivable                                            --                   163
           Prepaid insurance                                            17,500             (17,888)
           Accounts payable and accrued liabilities                    (32,659)            (41,373)
                                                                   -----------         -----------
                      Total adjustments                                (14,690)            (58,320)
                                                                   -----------         -----------

                      Net cash used in operating activities            (60,414)           (128,057)

Cash and cash equivalents at beginning of period                        67,280             238,980
                                                                   -----------         -----------

Cash and cash equivalents at end of period                         $     6,866         $   110,923
                                                                   ===========         ===========


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Income taxes                                               $      --           $     1,939
                                                                   ===========         ===========

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

      On May 29, 1996, the Reorganization Trust made its final cash distribution to creditors. Upon final order of the Bankruptcy Court, expected to be obtained later in 1996, this Trust will be closed.

      The Product Liability Trust continues to process and liquidate certain product liability related claims. Pursuant to the terms of the Product Liability Trust Agreement, upon the earlier of (a) February 28, 2020, or
      (b) 30 days after the Bankruptcy Court approves the termination of the Product Liability Trust, after distribution of all of its assets, any residual funds will revert to the Company, as Grantor of the Trust.

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (Unaudited - See Accountants' Compilation Report)

                                    -------


1.    Organization, Continued:

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

      At June 30, 1996 and December 31, 1995, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $185 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At June 30, 1996 and December 31, 1995, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $161 million which will begin to expire in the year 2002. The Company also had approximately $13.6 million in tax credit carryforwards which began expiring in 1993. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $38.5 million.

      Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 4).

      At June 30, 1996 and December 31, 1995, the only remaining book and tax base differentials related to the claim settlement activities of the

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

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (Unaudited - See Accountants' Compilation Report)

                                    -------


5.    Related Party Transactions:

      The Company has entered into an Agreement with Sass Lamle Rubin & Company ("SLR"), of which James B. Rubin is Senior Managing Director, under which SLR will provide accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $4,800 for these services for each of the quarters ended June 30, 1996 and 1995. For each of the six-month periods ended June 30, 1996 and 1995, the Company incurred costs of $9,600 for these services.

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

          Management believes that the business potential of the Company is contingent upon an acquisition strategy designed to generate earnings and cash flow. The utilization of the Company's net operating and other tax loss carryforwards should help it to achieve its long-term potential. Accordingly, the Company is seeking one or more individuals or entities ("Investors") willing to invest in the Company in consideration for less than 50 percent of the Common Stock. Although such a transaction would result in the issuance of not more than four million additional shares of the common stock, par value $.01 per share (the "Common Stock"), and a substantial dilution of the percentage equity interest of other holders of the Common Stock, the Company believes that its ability to continue to exist in the long term is dependent upon attracting one or more Investors. There can be no assurance that the Company will attract Investors or that it will be able to successfully acquire other businesses. The Company did not issue any shares of the Common Stock to any Investors in the first six months of 1996. Since rule making by the Department of the Treasury, which rule making may make the Company's tax loss carryforwards unavailable to the Company, the Company's ability to attract investors on a reasonable investment basis may be adversely affected. See Part II, Item 5 "Other Information."

Liquidity and Capital Resources

          The Company's liquidity and capital resources have been completely changed as a result of the effectiveness of the Plan. In connection with the Plan, the Bankruptcy Court approved the establishment of the Reorganization Trust and the Product Liability Trust. Concurrently with the creation of these two trusts, the Company distributed all its cash (except for $950,000 retained as working capital) and other assets and liabilities to creditors and the trusts, and the trusts assumed responsibility for substantially all remaining cash distributions pursuant to the Plan to be made to holders of claims and interests.

          The Reorganization Trust is the primary vehicle for distributions under the Plan. The Reorganization Trust has completed all of its distributions and is in the process of winding up the trust.

          The Product Liability Trust processes and liquidates product liability claims arising out of events that have taken place, or will take place, on or after May 15, 1990 and makes distributions to holders of settled or adjudicated claims. The trust contains assets of approximately $11 million as of March 31, 1996. Pursuant to the terms of the Product Liability Trust, upon the earlier of (a) February 28, 2020, or (b) 30 days after the Bankruptcy Court approves the termination of the Product Liability Trust after distribution of all its assets, any residual funds remaining in the Product Liability Trust will be distributed to Ranger. Stewart J. Kahn is the current trustee of the Reorganization Trust and was appointed the trustee of the Product Liability Trust on July 15, 1996, replacing Bruce W. Strausberg, the initial trustee. At the Company's request, Mr. Kahn will undertake an evaluation of the claims history of the Product Liability Trust. Based on that evaluation and other analyses to be conducted by the Company, the Company may take steps to terminate the Products Liability Trust earlier than originally scheduled or seek a partial distribution of its assets; provided, however, there can be no assurance that the Company will take such steps or if the Company does, that it will be successful in doing so.

          The Company's working capital immediately after consummation of the Plan was $950,000, representing the only monies the Company did not transfer to the Reorganization Trust. The Company's working capital was approximately $6,854 as of June 30, 1996. Such sum (and any earnings the Company receives upon the investment thereof) is the Company's only source of cash.

          The Company is a net user of cash, and its projected operating costs and expenses for remaining calendar 1996 are approximately $70,000. In addition, the Company has no existing credit lines or commitments from any lenders and does not believe it will be able to obtain any substantial credit line or commitment under current circumstances. Accordingly, unless it develops additional sources of funds, the Company will deplete its cash reserves and will not have sufficient capital to pay its projected 1996 expenditures or to operate beyond the first nine months of 1996.

          The Company's ability to continue beyond the first nine months of 1996 is dependent upon its ability to attract Investors. There can be no assurance that the Company will attract Investors or acquire investments or that it will be able to continue operating beyond the first nine months of 1996.

Changes in Financial Condition

          The Company's financial condition is set forth in the Balance Sheet as of June 30, 1996. See "Overview" and the discussion of "Liquidity and Capital Resources" immediately above for an overview of the financial condition of Ranger at June 30, 1996.

Results of Operations

          Results of operations for June 30, 1996 reflect the fact that the Company is dependent on its ability to attract Investors.

Three and Six Months Ended June 30, 1996


          During the three months ended June 30, 1996, the Company had no net sales as it continued to pursue Investors but had interest income of $42 compared to $1,307 for the three months ended June 30, 1995. During this period, operating costs and expenses, principally administrative expenses and taxes, were $10,138 compared to $36,291 for the same period ending June 30, 1995. The operating costs and expenses for the three months ended June 30, 1996 reflect a $30,000 benefit for income taxes. Operating costs exceeded income resulting in a net loss of $10,096 for the three months ended June 30, 1996. The Company also experienced a net loss for the three months ended June 30, 1995 in the amount of $34,984.

          During the six months ended June 30, 1996, the Company had no net sales, but had interest income of $471 compared to $2,676 for the six months ended June 30, 1995. For the first half, operating costs and expenses, principally administrative expenses and taxes, were $46,195 compared to $72,413 for the same period ending June 30, 1995. The operating costs and expenses for the six months ended June 30, 1996 reflect a $30,000 benefit for income taxes. Operating costs exceeded income resulting in a net loss of $45,724 for the six months ended June 30, 1996. The Company also experienced a net loss for the six months ended June 30, 1995 in the amount of $69,737.

                                    PART II
                               OTHER INFORMATION

Item 5. Other Information

          On January 6, 1992 the Department of the Treasury promulgated new Treasury Regulations. These regulations interpret section 269 of the Internal Revenue Code which permits the Internal Revenue Service to deny corporations the ability to use tax benefits, such as net operating losses, where control of the corporation was acquired for the principal purpose of avoiding tax. The regulations provide that if a corporation in a bankruptcy reorganization qualifies for an exemption from the general rule limiting the use of net operating loss carryforwards ("NOLs") but does not carry on a significant amount of an active trade or business during and subsequent to such bankruptcy reorganization, the Internal Revenue Service will presume, absent a showing of strong evidence to the contrary, that the principal purpose of the reorganization was to evade or avoid Federal income tax and that section 269 should apply. The regulations are only effective, by their terms, with respect to acquisitions of control of corporations occurring after August 14, 1990; accordingly they do not apply to Ranger.

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

(a)       Exhibits:

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

                                         RANGER INDUSTRIES, INC.


August 14, 1996                     By:  /s/ James B. Rubin
                                         --------------------------------------
                                         James B. Rubin, President,
                                         Chief Executive Officer, and
                                         Acting Chief Financial Officer

                                 EXHIBIT INDEX

         Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

Exhibit

  No.                             Description

- -------                           ------------

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