Form 10QSB
period 1996-09-30
RANGER INDUSTRIES INC
filed 1996-11-14
CIK 21610

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

         ________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                       X
            Yes  _____________               No  _____________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                       X
            Yes   _____________              No  _____________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


               Class                         Outstanding at November 13, 1996
               -----                         --------------------------------
      Common Stock, $.01 par value                   4,000,000 shares

Transitional Small Business Disclosure Format (check one):

                       X
            Yes  _______________             No _____________

                                    PART I
                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS


                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

                          CONSOLIDATED BALANCE SHEETS

                   September 30, 1996 and December 31, 1995

                     (See Accountants' Compilation Report)

                                    -------


                                    ASSETS

                                            (Unaudited)
                                            September 30,          December 31,
                                                1996                   1995
                                            --------------         ------------

Current assets:
  Cash and equivalents                        $     9,065          $  67,280
  Receivable from the Reorganization Trust             --              1,939
  Prepaid insurance                                    --             17,500
  Income tax and interest receivable                   --                556
                                              -----------          ---------
     Total assets                             $     9,065          $  87,275
                                              ===========          =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities    $    60,571         $   42,930
                                              -----------         ----------
     Total liabilities                             60,571             42,930
                                              -----------         ----------

Contingencies

Stockholders' equity:
  Common stock - $.01 par value, 20,000,000
    shares authorized, 4,000,000 shares
    issued and outstanding                         40,000             40,000
  Capital in excess of par value                  985,000            910,000
  Distribution receivable from
  Reorganization Trust                            (75,000)                --
  Retained deficit                             (1,001,506)          (905,655)
                                              ------------          ---------

     Total stockholders' equity                   (51,506)            44,345
                                              ------------          ---------
     Total liabilities and stockholders'
      equity                                  $     9,065         $   87,275
                                              ============        ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

              for the quarters ended September 30, 1996 and 1995

               (Unaudited - See Accountants' Compilation Report)
                                    -------

                                                        1996       1995
                                                        ----       ----

Net sales                                            $     --    $     --

Operating costs and expenses:
   Administrative expenses                             53,455      33,934

Other income                                            3,314          --

Interest income                                            14         736
                                                     ---------   ---------
      Loss before income taxes                        (50,127)    (33,198)

Provision (benefit) for income taxes                       --          --
                                                     ---------   ---------
      Net loss                                        (50,127)    (33,198)
                                                     =========   =========

Net loss per share                                   $   (.01)   $   (.01)
                                                     =========   ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

             for the nine months ended September 30, 1996 and 1995

               (Unaudited - See Accountants' Compilation Report)
                                    -------


                                                       1996        1995
                                                       ----        ----

Net sales                                           $      --    $      --

Operating costs and expenses:
    Administrative expenses                           129,650      105,172

Other income                                            3,314           --

Interest income                                           485        3,412
                                                    ----------   ----------
     Loss before income taxes                        (125,851)    (101,760)

Provision (benefit) for income taxes                  (30,000)       1,175
                                                    ----------   ----------
     Net loss                                       $ (95,851)   $(102,935)
                                                    ==========   ==========
Net loss per share                                  $    (.02)   $    (.03)
                                                    ==========   ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             for the nine months ended September 30, 1996 and 1995

               (Unaudited - See Accountants' Compilation Report)
                                    -------



                                                         1996          1995
                                                         ----          ----

Cash flows from operating activities:
   Net loss                                           $ (95,851)    $(102,935)
                                                       ----------   ----------
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Receivable from the Reorganization Trust           1,939         1,131
       Income tax receivable                                508          (353)
       Interest receivable                                   48           199
       Prepaid insurance                                 17,500        (9,138)
       Accounts payable and accrued liabilities          17,641       (38,296)
                                                      ----------    ----------
           Total adjustments                             37,636       (46,457)
                                                      ----------    ----------
           Net cash used in operating activities        (58,215)     (149,392)

Cash and cash equivalents at beginning of period         67,280       238,980
                                                      ----------    ----------

Cash and cash equivalents at end of period            $   9,065     $  89,588
                                                      =========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Income taxes                                   $      --     $   1,939
                                                      ==========    ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited - See Accountants' Compilation Report)
                                  -----------


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

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (Unaudited - See Accountants' Compilation Report)
                                  -----------


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

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (Unaudited - See Accountants' Compilation Report)
                                  -----------


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

      At September 30, 1996 and December 31, 1995, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $185 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At September 30, 1996 and December 31, 1995, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $161 million which will begin to expire in the year 2002. The Company also had approximately $13.6 million in tax credit carryforwards which began expiring in 1993. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $38.5 million.

      Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 4).

      At September 30, 1996 and December 31, 1995, the only remaining book and tax base differentials related to the claim settlement activities of the Reorganization and Product Liability Trusts. Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to uncertainty of the Company's ability to generate taxable income to utilize the carryforwards. The Company's tax liabilities at December 31, 1995 were attributable to federal alternative minimum tax and state minimum taxes.

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (Unaudited - See Accountants' Compilation Report)
                                  -----------


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

                            RANGER INDUSTRIES, INC.
                      (formerly Coleco Industries, Inc.)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (Unaudited - See Accountants' Compilation Report)
                                  -----------


5.    Related Party Transactions:

      The Company has entered into an Agreement with Sass Lamle Rubin & Company ("SLR"), of which James B. Rubin is Senior Managing Director, under which SLR will provide accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $4,800 for these services for each of the quarters ended September 30, 1996 and 1995. For each of the nine-month periods ended September 30, 1996 and 1995, the Company incurred costs of $14,400 for these services.

      Effective August 1, 1990, Mr. Rubin, as Chief Executive Officer, is entitled to an annual salary of $50,000. All fees for his services during the year are included in administrative expenses in the consolidated financial statements.



6.    Final Distribution from Ranger Industries, Inc. Reorganization Trust:

      As described in Note 1, the Reorganization Trust made its final distribution to creditors on May 29, 1996. On October 31, 1996, the Company received a distribution of $75,000 from the Reorganization Trust representing substantially all of the funds expected to be disbursed to the Company from the Reorganization Trust. This amount has been reflected as an increase to capital in excess of par value and a deduction from stockholders' equity in the financial statements at September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview

                  This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

                  During the first quarter of 1990, Ranger Industries, Inc. (the"Company" or "Ranger") emerged from bankruptcy on February 28, 1990. The Company filed a voluntary petition on July 11, 1988 under Chapter 11 of Title 11 of the United States
Code seeking protection from creditors. The Company and the Company's Official Committee of Unsecured Creditors jointly proposed and filed the Second Amended and Restated Consolidated
Plan of Reorganization dated November 29, 1989 (the "Plan") with the Bankruptcy Court. The effective date of the Plan was February 28, 1990.

                  Management believes that the business potential of the Company is contingent upon an acquisition strategy designed to generate earnings and cash flow. The utilization of the Company's net operating and other tax loss carryforwards should help it to achieve its long-term potential. Accordingly, the Company is seeking one or more individuals or entities
("Investors") willing to invest in the Company in consideration for less than 50 percent of the common stock, par value $.01 per share (the "Common Stock"). Although such a transaction would result in the issuance of not more than four million additional shares of the Common Stock and a substantial dilution of the percentage equity interest of other holders of the Common Stock, the Company believes that its ability to continue to exist in the long term is dependent upon attracting one or more Investors.
There can be no assurance that the Company will attract Investors or that it will be able to successfully acquire other businesses.
The Company did not issue any shares of the Common Stock to any Investors in the first nine months of 1996. Since rule making by the Department of the Treasury, which rule making may make the Company's tax loss carryforwards unavailable to the Company, the Company's ability to attract investors on a reasonable investment basis may be adversely affected. See Part II, Item 5 "Other
Information."

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

                  The Reorganization Trust is the primary vehicle for distributions under the Plan. The Reorganization Trust has completed all of its distributions and is in the process of winding up. Any monies remaining in the Reorganization Trust upon completion of this process will be disbursed to the Company.

                  The Product Liability Trust processes and liquidates product liability claims arising out of events that have taken place, or will take place, on or after May 15, 1990 and makes distributions to holders of settled or adjudicated claims. The trust contains assets of approximately
$11 million as of September 30, 1996. Pursuant to the terms of the Product Liability Trust, upon the earlier of (a) February 28, 2020, or (b) 30 days after the Bankruptcy Court approves the termination of the Product Liability Trust after distribution of all its assets, any residual funds remaining in the Product Liability Trust will be distributed to Ranger. Stewart J. Kahn is the current trustee of the Reorganization Trust and was appointed the successor trustee of the Product Liability Trust on July 15, 1996, replacing Bruce W. Strausberg, the initial trustee. At the Company's request, Mr. Kahn will undertake an evaluation of the claims history of the Product Liability Trust. Based on that evaluation and other analyses to be conducted by the Company, the Company may take steps to terminate the Product Liability Trust earlier than originally scheduled or seek a partial distribution of its assets; provided, however, there can be no assurance that the Company will take such steps or if the Company does, that it will be successful in doing so.

                  The Company's working capital immediately after consummation of the Plan was $950,000, representing the only monies the Company did not transfer to the Reorganization Trust. The Company's working capital was approximately $9,049.41 as of September30, 1996. On October 31, 1996, the Company received a distribution of $75,000 from the Reorganization Trust representing substantially all of the money expected to be disbursed to the Company from the Reorganization Trust. Such sum (and any earnings the Company receives upon the investment thereof) and the remainder interests, if any, in the Reorganization Trust and the Product Liability Trust, are the Company's only source of cash.

                  The Company is a net user of cash, and its projected operating costs and expenses for remaining calendar 1996 are approximately $30,000. In addition, the Company has no existing credit lines or commitments from any lenders and does not believe it will be able to obtain any substantial credit line or commitment under current circumstances. Accordingly, unless it develops additional sources of funds, the Company will deplete its cash reserves and will not have sufficient capital to operate beyond calendar year 1997.


                  The Company's ability to continue beyond calendar year 1997 is dependent upon its ability to attract Investors. There can be no assurance that the Company will attract Investors or acquire investments or that it will be able to continue operating beyond calendar year 1997.

Changes in Financial Condition

                  The Company's financial condition is set forth in the Balance Sheet as of September 30, 1996. See "Overview" and the discussion of "Liquidity and Capital Resources" immediately above for an overview of the financial condition of Ranger at September 30, 1996.

Results of Operations

                  Results of operations for September 30, 1996 reflect the fact that the Company is dependent on its ability to attract Investors.

Three and Nine Months Ended September 30, 1996

                  During the three months ended September 30, 1996, the Company had no net sales as it continued to pursue Investors but had interest income of $14 compared to $736 for the three months ended September 30, 1995. The Company also had income of $3,314 due to the recovery on a debt due the Company. During this period, operating costs and expenses, principally administrative expenses and taxes, were $53,455 compared to $33,934 for the same period ending September 30, 1995. Operating costs exceeded income resulting in a net loss of $50,127 for the three months ended September 30, 1996. The Company also experienced a net loss for the three months ended September 30, 1995 in the amount of $33,198.

                  During the nine months ended September 30, 1996, the Company had no net sales, but had interest income of $485 compared to $3,412 for the nine months ended September 30, 1995. The Company also had income of $3,314 due to the recovery on a debt due the Company. For the first nine months, operating costs and expenses, principally administrative expenses and taxes, were $99,650 compared to $106,347 for the same period ending September 30, 1995. The operating costs and expenses for the nine months ended September 30, 1996 reflect a $30,000 benefit for income taxes. Operating costs exceeded income resulting in a net loss of $95,851 for the nine months ended September 30, 1996. The Company also experienced a net loss for the nine months ended September 30, 1995 in the amount of $102,935.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits:

         The exhibits to this report are located on page E-1 hereto and are hereby incorporated by reference.

(b)      Reports on Form 8-K:

         None.

                                  SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RANGER INDUSTRIES, INC.


November 13, 1996                           By:  /s/ James B. Rubin
                                                -----------------------------
                                                James B. Rubin, President,
                                                Chief Executive Officer, and
                                                Acting Chief Financial Officer

                                 EXHIBIT INDEX

         Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

Exhibit
  No.                                       Description
--------                                    -----------

2.* Order of the United States Bankruptcy Court for the Southern District of New York confirming the Second Amended and Restated consolidated Plan of Reorganization. (Ranger Industries, Inc. Form 10-K for the year ended December31, 1989 (File No. 1-5673))

2.1* Second Amended and Restated Plan of Reorganization. (Ranger Industries, Inc. Form 10-K for year ended December31, 1989 (File No. 1-5673))

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