Form 10KSB
period 1996-12-31
RANGER INDUSTRIES INC
filed 1997-04-15
CIK 21610

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

(Mark One)

 /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1996

                                       OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-5673

                             RANGER INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

           Connecticut                                           06-0768904
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

          c/o Zeisler & Zeisler
          558 Clinton Avenue
        Bridgeport, Connecticut                                     06605
(Address of principal executive offices)                         (Zip Code)

                        (212) 843-8975 (New York office)
              (Registrant's telephone number, including area code)

                               -------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year:  $497.00

      The aggregate market value of voting stock held by non-affiliates of the registrant on April 8, 1997 is believed to be $4,647,790, based on the bid and asked prices currently quoted. See "Item 5 Market for Registrant's Common Equity and Related Shareholder Matters."

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

      There were 4,000,000 shares of the new common stock, $.01 par value per share, outstanding as of April 8, 1997.

      Transitional Small Business Disclosure Format:  Yes |_|   No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                   FORM 10-KSB

                                     PART I

Item 1.  Business.

General

            Ranger Industries, Inc., a Connecticut corporation organized in 1961, is the successor to the Connecticut Leather Company which was founded in 1932, subsequently known as Coleco Industries, Inc. Its principal executive offices are located at 558 Clinton Avenue, Bridgeport, Connecticut 06605 and its telephone number is (212) 843-8975. The terms "Ranger", "Coleco" and the "Company" as used herein refer to Ranger Industries, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Bankruptcy Filings

            On July 11, 1988 (the "Petition Date"), the Company and its principal domestic subsidiaries, Ranger Industries (Delaware), Inc. ("RI Delaware", formerly Lakeside Industries, Inc.) and Ranger Industries (New York), Inc. ("RI New York", formerly Selchow & Righter Company) (RI Delaware and RI New York are referred to collectively herein as the "Principal Subsidiaries"), filed voluntary petitions seeking protection from creditors and for reorganization under Chapter 11 of Title 11 of the United States Code (the "Code").

Post-Petition Events

            In June 1989, the Company, with the consent and active participation of the Company's Official Committee of Unsecured Creditors (the "Creditor's Committee"), entered into an agreement (the "Asset Purchase Agreement") to sell substantially all of its non-cash assets to a wholly owned subsidiary of Hasbro, Inc. ("Hasbro"). After notice and a hearing, the Asset Purchase Agreement was approved by the Bankruptcy Court on July 7, 1989. Certain assets had been previously sold during the course of the proceedings.

            The Company and the Creditors' Committee jointly proposed and filed the Second Amended and Restated Consolidated Plan of Reorganization dated November 29, 1989 (the "Plan") with the Bankruptcy Court. The Plan was amended and confirmed by order of the Bankruptcy Court entered on February 1, 1990. The effective date of the Plan was February 28, 1990 (the "Effective Date") and the Company emerged from Chapter 11 pursuant thereto. In accordance with the Plan, the Company transferred and assigned to a reorganization trust (the "Reorganization Trust") (i) all cash held by or for the benefit of the Company other than $950,000 which the Company retained for working capital purposes and $5.5 million placed in a Bankruptcy Court approved trust to process and liquidate product liability claims arising out of events that have taken place (the "Product Liability Trust") and (ii) all other assets of the Company, including amounts due from Hasbro pursuant to the Asset Purchase Agreement. In consideration of such transfers, the Reorganization Trust assumed all of the Company's obligations to make distributions pursuant to the Plan.

            In addition, the Plan authorized the reorganized Ranger to issue 20,000,000 shares of common stock, $.01 par value per share (the "New Common") and 10,000,000 shares of preferred stock, no par value per share (the "New Preferred"). Under the Plan, 4,000,000 shares of New Common have been distributed to unsecured creditors and no shares of New Preferred have been issued. The shares of New Common of reorganized Ranger issued upon the consummation of the Plan are subject to stringent restrictions on their trading in order to maximize the likelihood of preserving the Company's substantial tax benefits. In general, these restrictions prohibit, until January 1, 2010 (or such earlier date as the Board of Directors of Ranger may determine) (i) any 5% (or greater) shareholder of Ranger from acquiring or transferring any stock of Ranger, and (ii) any other person from acquiring any stock of Ranger that would cause such person to become a 5% or greater shareholder.

Business of Reorganized Ranger

            Ranger and its Principal Subsidiaries emerged from bankruptcy on the Effective Date (February 28, 1990). In addition to the $950,000 retained for working capital purposes, the Company estimated that as of the Effective Date it had adjusted net operating loss carryforwards and future tax benefits of approximately $178 million. See Note 3 of the Notes to the Consolidated Financial Statements. The Company has been pursuing the business of acquiring investments which may take a variety of forms but will principally involve the acquisition of existing businesses. The Company believes that because of its limited capital, absence of operations, including its limited number of employees, and an expected inability to make material borrowings, its ability to accomplish its goal of acquiring other businesses may depend upon its ability to attract outside investors willing to invest in the Company. Accordingly, the Company has sought one or more individuals or entities ("Investors") willing to invest in the Company in consideration for less than 50 percent of the New Common. New investors could result in a substantial dilution of the equity interest of the Company's current shareholders or in the issuance of debt or equity interests in the Company senior to that of the current shareholders, although to maintain its net operating loss carryforwards and future tax benefits, the Company anticipates that its current shareholders will continue to own at least 50 percent of its common equity in the foreseeable future. There can be no assurance that the Company will identify investors or that the Company will be able to attract sufficient capital to embark upon an acquisition program.

            On January 6, 1992 the Department of the Treasury promulgated new Treasury Regulations. These regulations interpret section 269 of the Internal Revenue Code which permits the Internal Revenue Service to deny corporations the ability to use tax benefits, such as net operating losses, where control of the corporation was acquired for the principal purpose of avoiding tax. The regulations provide that if a corporation in a bankruptcy reorganization qualifies for an exemption from the general rule limiting the use of net operating loss carryforwards but does not carry on a significant amount of an active trade or business during and subsequent to such bankruptcy reorganization, the Internal Revenue Service will presume, absent a showing of strong evidence to the contrary, that the principal purpose of the reorganization was to evade or avoid Federal income tax and that section 269 should apply. The regulations are only effective, by their terms, with respect to acquisitions of control of corporations occurring after August 14, 1990; accordingly they do not apply to Ranger.

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

Item 2.  Properties.

            On the Effective Date, the Company transferred all of its interests in real property to the Reorganization Trust. As of the Effective Date, the Company has no principal or material properties.

            The Company does not have any investments in real estate or real estate related activities. The Company's excess working capital funds are held in cash or government securities.

Item 3.  Legal Proceedings.

            On April 9, 1997, Pure Group, Inc. ("PGI") filed a complaint in the Superior Court, Judicial District of Fairfield, Connecticut against the Company and its directors. The complaint demands that an annual meeting of shareholders be held, a list of shareholders be provided to PGI and access to the Company's books and records be granted to PGI. A hearing date of April 28, 1997 has been set. The Company has not yet responded. See footnote 3 to Item 11 "Security Ownership of Certain Beneficial Owners and Management."

Item 4.  Submission of Matters to a Vote of Securities Holders.

            Inapplicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity
         and Related Shareholder Matters.

            The New Common is quoted in National Quotation System's "pink sheets" under the symbol "RNGR". Three of the firms known by the Company to make a market in the Common Stock quoted bid and asked prices on April 8, 1997 at $1.125 and $1.25. Over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

            The number of registered holders of the Company's New Common as of April 9, 1997 was approximately 1,062.

            The Company has not paid any cash dividends on its stock since 1974 and has no intention to do so in the foreseeable future.

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Overview

            This discussion should be read in conjunction with Item 1 "Business" and the Consolidated Financial Statements including the Notes thereto.

            Management continues to believe that the business potential of the Company is contingent upon an acquisition strategy designed to generate earnings and cash flow. Management further believes that the utilization of the Company's net operating and other tax loss carryforwards are important to the Company in order to achieve its long-term potential. However, the Company's inability to identfy Investors and suitable acquisitions, coupled with the Company's lack of liquidity and restrictions on the use of the tax loss carryforwards, has made it difficult for the Company to make use of the tax loss carryforwards. See "Item 1 Business -- Business of Reorganized Ranger." The Company will continue to seek to identify potential investors who will provide the liquidity the Company requires to achieve its strategy. Although such a transaction would result in the issuance of not more than four million additional shares of New Common and a substantial dilution of the percentage equity interest of other holders of New Common, the Company believes that its ability to continue to exist in the long term is dependent upon attracting Investors. There can be no assurance that the Company will attract Investors or that it will be able to successfully acquire other businesses. The Company has not issued any New Common to any Investors although it did receive some informational inquiries from potential Investors.

Liquidity and Capital Resources

            The Company's liquidity and capital resources were completely changed as a result of the effectiveness of the Plan in 1990. In connection with the Plan, the Bankruptcy Court approved the establishment of the Reorganization Trust and the Product Liability Trust. Concurrently with the creation of these two trusts, the Company distributed all its cash (except for $950,000 retained as working capital) and other assets and liabilities to creditors and the trusts, and the trusts assumed responsibility for substantially all remaining cash distributions pursuant to the Plan to be made to holders of claims and interests.

            The Reorganization Trust was the primary vehicle for distributions under the Plan. The Reorganization Trust has completed all of its distributions and was terminated by order of the Bankruptcy Court on August 27, 1996.

            The Product Liability Trust processes and liquidates product liability claims arising out of events from and after May 15, 1990 and makes distributions to holders of settled or adjudicated claims. The trust contained assets of approximately $11.4 million as of December 31, 1996. Pursuant to the terms of the Product Liability Trust, upon the earlier of (a) February 28, 2020, or (b) 30 days after the Bankruptcy Court approves the termination of the Product Liability Trust after distribution of all its assets, any residual funds remaining in the Product Liability Trust will be distributed to Ranger. Stewart
J. Kahn is the current trustee of the Reorganization Trust and was appointed the successor trustee of the Product Liability Trust on July 15, 1996, replacing Bruce W. Strausberg, the initial trustee. At the Company's request, Mr. Kahn has undertaken an evaluation of the claims history of the Product Liability Trust. Based on that evaluation and other analyses to be conducted by the Company, the Company may request termination of the Product Liability Trust earlier than originally scheduled or seek a partial distribution of its assets; provided, however, there can be no assurance that the Company will make such request or the timing of doing so, or if the Company does, that it will be successful in doing so.

            The Company's cash on hand was approximately $5,000 as of April 8, 1997. On October 31, 1996, the Company received a distribution of $75,000 from the Reorganization Trust representing a final distribution of the money to be disbursed to the Company from the Reorganization Trust. Such sum (and any earnings the Company receives upon the investment thereof) and the remainder interests, if any, in the Product Liability Trust, are the Company's only source of cash.

            The Company is a net user of cash, and its projected operating costs and expenses for fiscal year 1997 are approximately $100,000. In addition, the Company has no existing credit lines or commitments from any lenders. Management is evaluating whether there are any sources of financing available to the Company. Accordingly, unless it develops additional sources of funds, the Company will deplete its cash reserves and will not have sufficient capital to pay its projected 1997 expenditures and to operate beyond the first six-months of 1997.

            The Company's ability to continue beyond the first six-months of 1997 is dependent upon its ability to attract Investors and/or obtain a financing source. There can be no assurance that the Company will either attract Investors, acquire investments or obtain financing or that it will be able to continue operating beyond the first six-months of 1997.

Changes in Financial Condition

            The Company's financial condition is set forth in the Consolidated Balance Sheets as of December 31, 1996 and 1995. The changes in financial condition between the two dates resulted mainly from the administrative costs of the Company and the decline in interest rates. See "Overview" and the discussion of "Liquidity and Capital Resources" immediately above for an overview of the financial condition of Ranger at December 31, 1996.

Results of Operations for 1996 Compared to 1995

            For the year ended December 31, 1996, the Company had no net sales as it continued to pursue Investors but had interest income of $497 compared to $3,981 for 1995. Operating costs and expenses, principally administrative expenses, were $171,194 for the year compared to $146,130 for 1995. Operating costs exceeded income in each quarter, resulting in a net loss of $140,697 for 1996, as compared to $173,189 for 1995. The net losses for the years ended December 31, 1996 and 1995 reflect a $30,000 benefit and a $31,040 provision for income taxes, respectively.

Results of Operations for 1995 Compared to 1994

            For the year ended December 31, 1995, the Company had no net sales as it continued to pursue Investors but had interest income of $3,981 compared to $7,044 for 1994. Operating costs and expenses, principally administrative expenses, were $146,130 for the year compared to $205,548 for 1994. Operating costs exceeded income in each quarter, resulting in a net loss of $173,189 for the year, as compared to $200,487 for the previous year. The net losses for the years ended December 31, 1996 and 1995 reflect a provision of $31,040 and $1,983, respectively, for income taxes.

Item 7.  Financial Statements.

            See "Index to Financial Statements and Schedules" which appears on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Inapplicable.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

            The following table sets forth the names and ages of the Company's Executive Officers and Directors, together with all positions and offices held with the Company by such Executive Officers and Directors:

Name, Age and Office

James B. Rubin (43)                      Mr. Rubin was elected Chief Executive
  Chief Executive Officer;               Officer, President, and Director of the
  President, Director                    Company on February 28, 1990. Mr. Rubin
                                         was chairman of the Official Committee
                                         of Unsecured Creditors of the Company.
                                         He has been Senior Managing Director
                                         since June, 1989 of M.D. Sass
                                         Associates, Inc. Mr. Rubin has been a
                                         Director of Ranger since February 28,
                                         1990. Mr. Rubin also serves as director
                                         of Seaman Furniture Company, Inc.,
                                         Corporate Renaissance Corp. and
                                         Computervision Corporation.

James Berman (41)                        Mr. Berman has been associated with or
  Director                               a member of the law firm of Zeisler &
                                         Zeisler, P.C., located in Bridgeport,
                                         Connecticut since 1983. He specializes
                                         in bankruptcy, nonjudicial
                                         reorganizations and commercial
                                         litigation. Mr. Berman has been a
                                         Director of Ranger since February 28,
                                         1990.

Duncan N. Darrow (47)                    Mr. Darrow has been a member of the law
  Director                               firm of Orrick, Herrington & Sutcliffe
                                         located in New York City since
                                         September 1995. He specializes in the
                                         representation of bondholders and other
                                         institutional investors in Chapter 11
                                         reorganizations and out-of-court
                                         restructurings. From 1986 to August
                                         1995, Mr. Darrow was a member of the
                                         law firm of Anderson Kill Olick &
                                         Oshinsky located in New York City. Mr.
                                         Darrow has been a Director of Ranger
                                         since February 28, 1990.

Robert T. Symington (33)                 Mr. Symington was elected Secretary of
  Secretary                              the Company on July 25, 1994. Mr.
                                         Symington has been Vice President of
                                         Restructured Securities Management with
                                         Sass, Lamle, Rubin & Company since
                                         September 1992.

Item 10.  Executive Compensation.

                             EXECUTIVE COMPENSATION

                                                             Annual Compensation
      Name            Positions                Year                 Salary

James B. Rubin    President & Director    Fiscal Year Ended       $50,000(1)
                                          December 31, 1996

                                          Fiscal Year Ended       $50,000
                                          December 31, 1995

                                          Fiscal Year Ended       $50,000
                                          December 31, 1994

----------
(1) The Company accrued but did not pay $32,112 of Mr. Rubin's salary.

Compensation of Directors

            Each director of the Company who is not an executive officer or an employee is paid an attendance fee of $500 for each regular or special meeting of the Board of Directors which he or she attends.

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.

Security Ownership of Certain Beneficial Owners

            Set forth below in tabular form is information regarding all persons known to the Company to be the beneficial owners of more than 5% of any class of the Company's New Common Stock as of April 8, 1997:

                                              Amount and       Percent
Title of       Name and Address of            Nature of         of
Class          Beneficial Owner               Ownership        Class (%)
-----          ----------------               ---------        ---------

Common         Kaim Non-Traditional,            210,087          5.25%
               L.P.(1)
               1800 Ave. of the Stars
               2nd Floor
               Los Angeles, CA  90067

Common         Richard A. Kayne(1)                   84            *
               c/o Kaim Non-
               Traditional, L.P.
               1800 Ave. of the Stars
               2nd Floor
               Los Angeles, CA  90067

Common         Massachusetts                    398,930          10.0%
               Financial(2)
               Services Company
               500 Boylston Street
               Boston, Mass.  01226

Common         Pure Group, Inc.(3)              151,797           3.8%
               P.O. Box 1028
               Lake Worth, FL 33460

Common         Tangible Media, Inc.(3)           34,037            *
               333 E. 38th Street
               New York, NY 10016

Common         KidBest Limited(3)               171,659           4.3%
               1/F Lok Comm. Centre
               29-31 Queen's Road
               Wan Chai, Hong Kong

Common         Joseph M. Ahearn(3)              190,000           4.9%
               c/o Toy Biz, Inc.
               333 E. 38th Street
               New York, NY 10016

Common         Cheng Hsich(3)                   171,659           4.3%
               c/o KidBest
               1/F Lok Comm. Centre
               29-31 Queen's Road
               Wan Chai, Hong Kong

Common         Robert M. Grosser(3)               5,000            *
               Tangible Media, Inc.
               333 E. 38th Street
               New York, NY 10016

Common         Morton Handel(3)                 198,167          4.9%
               S&H Consulting, Ltd.
               One Regency Drive
               Bloomfield, CT 06002

Common         Isaac Perlmutter(3)              185,834          4.6%
               P.O. Box 1028
               Lake North, FL 33460

* Represents less than 1%.

----------
(1) Pursuant to a Schedule 13G executed on March 6, 1997, these reporting persons made a joint filing.

(2) Represents shares distributed pursuant to the Plan to funds managed by Massachusetts Financial Services Company ("MFS"), an investment advisor, pursuant to information contained on a Schedule 13G dated February 11, 1997.

(3) Pursuant to a Schedule 13D received March 25, 1997 as amended on March 31, 1997, these reporting persons made a joint filing as a group. According to the information contained in the Schedules 13D, PGI intends to solicit proxies in order to make a demand of the Company to hold a shareholder meeting. At any such meeting, PGI intends to make certain proposals, including to remove the current members of the Board of Directors and to elect nominees of PGI as directors to fill vacancies created by such removals.

Security Ownership of Management

      The following table shows the number of shares and percent of the New Common beneficially owned by all directors and officers of the Company and all directors and officers as a group as of April 8, 1997:

                                          Amount and      Percent
Title of    Name of                       Nature of          of
Class       Beneficial Owner(1)           Ownership        Class
-----       -------------------           ----------      -------

Common      James B. Rubin                86,072(2)          2%
            James Berman                  -0-               -0-
            Duncan N. Darrow              -0-               -0-
            Robert T. Symington           -0-               -0-

All Directors and
Officers as a Group                                          2%

----------
(1) The address of each of the officers and directors is Ranger Industries, Inc. c/o Zeisler & Zeisler, 558 Clinton Avenue, Bridgeport, Connecticut 06605.

(2) Of the 86,072 shares, 26,072 shares represents shares owned by M.D. Sass Re/Enterprise Partners, L.P. of which M.D. Sass Associates is the general partner. Mr. Rubin is the Senior Managing Director of M.D.

Sass Associates, Inc. and has investment and voting power. Mr. Rubin disclaims beneficial ownership of the 26,072 shares.

Item 12.  Certain Relationships and Related Transactions.

            The Company has entered into an agreement with M.D. Sass Associates, Inc. ("Sass"), of which James B. Rubin is Senior Managing Director. Pursuant to the agreement, Sass will provide accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $19,200 for these services for each of the years ended December 31, 1996 and 1995.

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K.

            (a)(1) Financial Statements - See "Index to Financial Statements and Schedules" which appears on Page F-1 hereof.

               (2)  Financial Statement Schedules - None.

            (b) Reports on Form 8-K - The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1996.

            (c) Exhibits - Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

Exhibit
  No.                           Description

3.1* Amended and Restated Certificate of Incorporation of the Company. (Ranger Industries, Inc. form 10-K for year ended December 31, 1989 (File No. 1-5673))

3.2* Amended and Restated By Laws of the Company (Ranger Industries, Inc. form 10-KSB for year ended December 31, 1994 (File No. 1-56731)).

11         Computation of earnings per share.

21         Subsidiaries of Registrant

27         Financial Data Schedule

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RANGER INDUSTRIES, INC.



April 14, 1997                         /s/ James B. Rubin
                                       --------------------------------
                                       James B. Rubin, President
                                       and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ James B. Rubin                         April 14, 1997
--------------------------------
James B. Rubin, President, Chief
Executive Officer, Acting Chief
Financial Officer, and Acting
Principal Accounting Officer


Board of Directors:



/s/ James B. Rubin                         April 14, 1997
-------------------------------
James B. Rubin, Director



/s/ James Berman                           April 14, 1997
-------------------------------
James Berman, Director



/s/ Duncan N. Darrow                       April 14, 1997
--------------------------------
Duncan N. Darrow, Director

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                   Index to Financial Statements and Schedules

Financial Statements:                                                       Page
                                                                            ----

Report of Independent Accountants                                           F-2

Consolidated Balance Sheets as at
     December 31, 1996 and 1995                                             F-3

Consolidated Statements of Operations and Retained Deficit
     for the years ended December 31, 1996, 1995 and 1994                   F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                                       F-5

Notes to Consolidated Financial Statements                                  F-6

Schedules:

            None.

            Schedules not included herein have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Ranger Industries, Inc.
  (formerly Coleco Industries, Inc.):

We have audited the accompanying consolidated balance sheets of Ranger Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and retained deficit and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ranger Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's ability to utilize its net operating loss carryforwards, and thereby enhance its ability to attract outside investors, may be materially adversely affected by current tax regulations. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
April 14, 1997

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995

                                     -------

                                     ASSETS

                                                                    1996         1995
                                                                -----------   ---------
Current assets:
  Cash and cash equivalents                                     $    43,009   $  67,280
  Receivable from the Reorganization Trust                             --         1,939
  Bad debt recoveries receivable                                      2,931        --
  Prepaid expenses                                                    1,044      17,500
  Interest and income tax receivable                                   --           556
                                                                -----------   ---------

          Total assets                                          $    46,984   $  87,275
                                                                ===========   =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                      $    68,336   $  42,930
                                                                -----------   ---------
          Total liabilities                                          68,336      42,930
                                                                -----------   ---------

Contingencies

Stockholders' equity (deficit):
  Common stock - $.01 par value, 20,000,000
    shares authorized, 4,000,000 shares
    issued and outstanding                                           40,000      40,000
  Capital in excess of par value                                    985,000     910,000
  Retained deficit                                               (1,046,352)   (905,655)
                                                                -----------   ---------
          Total stockholders' equity (deficit)                      (21,352)     44,345
                                                                -----------   ---------

          Total liabilities and stockholders' equity (deficit)  $    46,984   $  87,275
                                                                ===========   =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

              for the years ended December 31, 1996, 1995 and 1994

                                     -------

                                                1996         1995        1994
                                                ----         ----        ----
Net sales                                   $      --     $    --     $    --

Operating costs and expenses:
  Administrative expenses                       171,194     146,130     205,548

Interest income                                     497       3,981       7,044
                                            -----------   ---------   ---------

       Loss before income taxes                (170,697)   (142,149)   (198,504)

Provision (benefit) for income taxes            (30,000)     31,040       1,983
                                            -----------   ---------   ---------

       Net loss                                (140,697)   (173,189)   (200,487)

Retained deficit, beginning of year            (905,655)   (732,466)   (531,979)
                                            -----------   ---------   ---------

Retained deficit, end of year               $(1,046,352)  $(905,655)  $(732,466)
                                            ===========   =========   =========

Net loss per share                          $      (.04)  $    (.04)  $    (.05)
                                            ===========   =========   =========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1996, 1995 and 1994

                                     -------

                                                            1996        1995        1994
                                                            ----        ----        ----
Cash flows from operating activities:
  Net loss                                               $(140,697)  $(173,189)  $(200,487)
                                                         ---------   ---------   ---------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Changes in non-cash assets and liabilities:
        Receivable from the Reorganization Trust             1,939       1,131        (875)
        Accounts receivable                                 (2,931)       --          --
        Prepaid expenses                                    16,456        (388)       --
        Interest and income tax receivable                     556        (288)      1,032
        Accounts payable and accrued liabilities            25,406       1,034      36,275
                                                         ---------   ---------   ---------
            Total adjustments                               41,426       1,489      36,432
                                                         ---------   ---------   ---------

            Net cash used in operating activities          (99,271)   (171,700)   (164,055)
                                                         ---------   ---------   ---------

Cash flows from financing activities:
  Distribution from reorganization trust                    75,000        --          --
                                                         ---------   ---------   ---------
            Net cash provided from financing activities     75,000        --          --
                                                         ---------   ---------   ---------

Net decrease in cash and cash equivalents                  (24,271)   (171,700)   (164,055)

Cash and cash equivalents at beginning of year              67,280     238,980     403,035
                                                         ---------   ---------   ---------

Cash and cash equivalents at end of year                 $  43,009   $  67,280   $ 238,980
                                                         =========   =========   =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Income taxes                                         $   1,965   $   3,114   $   3,797
                                                         =========   =========   =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

1.    Organization:

      On July 11, 1988, Ranger Industries, Inc. (formerly Coleco Industries, Inc.) and its subsidiaries, Ranger Industries (Delaware), Inc. (formerly Lakeside Industries, Inc.), and Ranger Industries (New York), Inc. (formerly Selchow & Righter Company), (collectively "Ranger" or the "Company") filed voluntary petitions in the United States Bankruptcy Court seeking protection from creditors under Chapter 11 of the Federal Bankruptcy Code (the "Code").

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

      On May 29, 1996, the Reorganization Trust made its final cash distribution to creditors and was terminated by Order of the Bankruptcy Court on August 27, 1996.

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

2.    Summary of Significant Accounting Policies:

      The consolidated financial statements have been prepared using the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Income

      The only source of income is interest income.

      Expenses

      Expenses of the Company consist of professional fees and other costs incurred in connection with the Company's filing requirements.

      Earnings Per Share

      Primary earnings (loss) per share were computed based on the weighted average number of shares of common stock outstanding. There are no dilutive securities outstanding and, as such, primary and fully diluted earnings per share are the same. Average primary shares were 4,000,000 shares during the year. As discussed in Note 1, all previously existing debt and equity securities were canceled on February 28, 1990.

      Cash and Cash Equivalents

      Cash equivalents consist of short-term highly liquid investments with an original maturity, when purchased, of three months or less.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------

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

      Tax expense or benefit is attributable to state taxes, certain adjustments to the 1995 federal tax provision based on amounts actually paid, partially offset by amounts due under a tax sharing agreement between Ranger Industries, Inc. and the Reorganization Trust whereby the Trust reimburses Ranger for taxes paid in certain states.

      At December 31, 1996, it is estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $184 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At December 31, 1996, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $160 million which will begin to expire in the year 2002. The Company also has approximately $13.1 million in tax credit carryforwards which began expiring in 1993. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $38.5 million.

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

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------

3.    Income Taxes, Continued:

      At December 31, 1996, the only remaining book and tax base differentials relate to the claim settlement activities of the and Product Liability Trust. Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards. The Company's tax liabilities are attributable to state minimum taxes.

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

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------

4.    Treasury Regulation, Continued:

      Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses to Hasbro and the Company's switch to a new business of acquiring investments, it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $184 million of net operating loss carryforwards. This could have a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.

5.    Related Party Transactions:

      The Company has entered into an Agreement with M.D. Sass Associates, Inc. ("Sass"), of which James B. Rubin is Senior Managing Director, under which Sass will provide accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $19,200 for these services for each of the years ended December 31, 1996, 1995 and 1994.

      Effective August 1, 1990, Mr. Rubin, as Chief Executive Officer, is entitled to an annual salary of $50,000. All fees for his services during the year have been included in administrative expenses in the consolidated financial statements. At December 31, 1996 and 1995, $32,112 and $-0-, respectively, was owed to Mr. Rubin in connection with this salary agreement.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                     -------

6.    Final Distribution from Ranger Industries, Inc. Reorganization Trust:

      As described in Note 1, the Reorganization Trust made its final distribution to creditors on May 29, 1996. On October 31, 1996, the Company received a distribution of $75,000 from the Reorganization Trust representing substantially all of the funds expected to be disbursed to the Company from the Reorganization Trust. This amount has been reflected as an adjustment to the original capitalization of the Company and accordingly, is included in capital in excess of par value at December 31, 1996.

                                  EXHIBIT INDEX

            Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

Exhibit                                                                     Page
  No.                              Description                               No.

3.1* Amended and Restated Certificate of Incorporation of the Company. (Ranger Industries, Inc. form 10-K for year ended December 31, 1989 (File No. 1-5673))

3.2*       Amended and Restated By Laws of the Company (Ranger
           Industries, Inc. form 10-KSB for year ended
           December 31, 1994 (File No. 1-56731)).

11         Computation of earnings per share.

21         Subsidiaries of Registrant

27         Financial Data Schedule