Form 10QSB
period 1997-03-31
RANGER INDUSTRIES INC
filed 1997-05-15
CIK 21610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

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

                Class                       Outstanding at May 14, 1997
     Common Stock, $.01 par value                 4,000,000 shares

Transitional Small Business Disclosure Format (check one):

                          Yes |_|                  No |X|

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      March 31, 1997 and December 31, 1996

                        (See Accountants' Review Report)

                                   ----------

                                     ASSETS
                                                                 (Unaudited)
                                                                   March 31,   December 31,
                                                                     1997         1996
                                                                 -----------   -----------
Current assets:
   Cash and equivalents                                          $     3,571   $    43,009
   Bad debt recoveries receivable                                      2,931         2,931
   Prepaid expenses                                                   26,250         1,044
                                                                 -----------   -----------
                  Total assets                                   $    32,752   $    46,984
                                                                 ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities                      $   103,121   $    68,336
                                                                 -----------   -----------
                  Total liabilities                                  103,121        68,336
                                                                 -----------   -----------
Contingencies

Stockholders' equity (deficit):
   Common stock - $.01 par value, 20,000,000
     shares authorized, 4,000,000 shares
     issued and outstanding                                           40,000        40,000
   Capital in excess of par value                                    985,000       985,000
   Retained deficit                                               (1,095,369)   (1,046,352)
                                                                 -----------   -----------
                Total stockholders' (deficit)                        (70,369)      (21,352)
                                                                 -----------   -----------
                Total liabilities and stockholders' (deficit)    $    32,752   $    46,984
                                                                 ===========   ===========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

                 for the quarters ended March 31, 1997 and 1996

                  (Unaudited - See Accountants' Review Report)

                                   ----------

                                                                     1997         1996
                                                                 -----------   -----------
Net sales                                                        $      --     $      --
                                                                 -----------   -----------
Operating costs and expenses:
    Administrative expenses                                           49,024        36,057

Interest income                                                            7           429
                                                                 -----------   -----------

           Loss before income taxes                                  (49,017)      (35,628)

Provision for income taxes                                              --            --
                                                                 -----------   -----------

           Net loss                                              $   (49,017)  $   (35,628)
                                                                 ===========   ===========

Net loss per share                                               $      (.01)  $      (.01)
                                                                 ===========   ===========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the quarters ended March 31, 1997 and 1996

                  (Unaudited - See Accountants' Review Report)

                                   ----------

                                                                     1997         1996
                                                                 -----------   -----------
Cash flows from operating activities:
    Net loss                                                     $   (49,017)  $   (35,628)
                                                                 -----------   -----------
    Adjustments to reconcile net loss to net cash used
        in operating activities:
           Receivable from the Reorganization Trust                     --             469
           Prepaid expenses                                          (25,206)        8,750
           Accounts payable and accrued liabilities                   34,785       (36,337)
           Payable to the Reorganization Trust                          --          30,000
                                                                 -----------   -----------
                      Total adjustments                                9,579         2,882
                                                                 -----------   -----------

                      Net cash used in operating activities          (39,438)      (32,746)

Cash and cash equivalents at beginning of period                      43,009        67,280
                                                                 -----------   -----------

Cash and cash equivalents at end of period                       $     3,571   $    34,534
                                                                 ===========   ===========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (Unaudited - See Accountants' Review Report)

                                   ----------
1.    Organization:

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

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

                  (Unaudited - See Accountants' Review Report)

                                   ----------

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

2.    Management's Representation:

      The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and results of Operations included in the Company's 1996 Annual Report filed on Form 10-KSB and in this Form 10-QSB report.

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

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

                  (Unaudited - See Accountants' Review Report)

                                   ----------

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

      At March 31, 1997 and December 31, 1996, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $184 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At March 31, 1997 and December 31, 1996, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $160 million which will begin to expire in the year 2002. The Company also had approximately $13.1 million in tax credit carryforwards which began expiring in 1993. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $38.5 million.

      Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 4).

      At March 31, 1997 and December 31, 1996, the only remaining book and tax base differentials related to the claim settlement activities of the Product Liability Trust. Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to uncertainty of the Company's ability to generate taxable income to utilize the carryforwards. The Company's tax liabilities are attributable to state minimum taxes.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

                  (Unaudited - See Accountants' Review Report)

                                   ----------

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

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

                  (Unaudited - See Accountants' Review Report)

                                   ----------

5.    Related Party Transactions:

      The Company has entered into an Agreement with M.D. Sass Associates, Inc. ("SASS"), of which James B. Rubin is Senior Managing Director, under which SASS will provide accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $4,800 for these services for each of the quarters ended March 31, 1997 and 1996. At March 31, 1997 and December 31, 1996, $16,000 and $11,200, respectively, was owed to SASS in connection with this agreement.

      Effective August 1, 1990, Mr. Rubin, as Chief Executive Officer, is entitled to an annual salary of $50,000. All fees for his services during the year are included in administrative expenses in the consolidated financial statements. At March 31, 1997 and December 31, 1996, $45,806 and $32,112, respectively, was owed to Mr. Rubin in connection with this salary agreement.

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

7.    Recently Issued Accounting Pronouncements:

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. When adopted, this pronouncement is not expected to have a material impact on the Company.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Overview

      This discussion should be read in conjunction with the Consolidation Financial Statements including the Notes thereto.

      During the first quarter of 1990, Ranger Industries, Inc. (the "Company" or "Ranger") emerged from bankruptcy on February 28, 1990. The Company filed a voluntary petition on February 28, 1990. The company filed a voluntary petition on July 11, 1988 under Chapter 11 of Title 11 of the United States Code seeking protection from creditors. The Company and the Company's Official Committee of Unsecured Creditors jointly proposed and filed the Second Amended and Restated Consolidated Plan of Reorganization dated November 29, 1989 (the "Plan") with the Bankruptcy Court. The effective date of the Plan was February 28, 1990.

      Management believes that the business potential of the Company is contingent upon an acquisition strategy designed to generate earnings and cash flow. Because of the Company's limited capital, absence of operations, including its limited number of employees, and an expected inability to make material borrowings, the Company's ability to accomplish its goals of acqiring other businesses may depend upon its ability to attract outside investors willing to invest in the Company. Accordingly, the Company is seeking one or more individuals or entities ("Investors") will to invest in the Company in consideration for less than 50% of the Company's common stock, par value $.01 per share (the "Common Stock"). Although such a transaction could result in the issuance of not more than four million additional shares of Common Stock, and a substantial dilution of the percentage equity interest of other holders of the Common Stock, management continues to believe that the company's ability to continue to exist in the short term is dependent upon attracting one or more Investors. There can be no assurance that the Company will attract Investors or that it will be able to acquire other businesses successfully. Management further believes that the utilization of the Company's net operating and other tax loss carryforwards should help it to achieve its long-term potential. However, the Company's inability to identify Investors and suitable acquisitions, coupled with the Company's lack of liquidity and restrictions on the use of the tax loss carryforwards, has made it difficult for the Company to make use of the tax loss carryforwards.

      The Company did not issue any shares of the Common Stock to any Investors in the first quarter of 1997. Since the Department of the Treasury promulgated Treasury Regulations on January 6, 1992 that may make the Company's tax loss carryforwards unavailable to the Company, the Company's ability to attract Investors on a reasonable investment basis may be adversely affected. See Part II, Item 5 "Other Information."

Liquidity and Capital Resources

      In connection with the Plan, the Bankruptcy Court approved the establishment of the Reorganization Trust and the Product Liability Trust (the "Trusts"). Concurrently with the creation of these two Trusts, the Company distributed all its cash (except for $950,000 retained as working capital) and other assets and liabilities to creditors and the Trusts, and the Trusts assumed responsibility for substantially all remaining cash distributions pursuant to the Plan to be made to holders of claims and interests.

      The Reorganization Trust was the primary vehicle for distributions under the Plan. The Reorganization Trust completed all of its distributions and was terminated by order of the Bankruptcy Court on August 27, 1996.

      The Product Liability Trust processes and liquidates product liability claims arising out of events that have taken place, or will take place, on or after May 15, 1990 and makes distributions to holders of settled or adjudicated claims. The trust contains assets of approximately $11.4 million as of December 31, 1996. Pursuant to the terms of the Product Liability Trust, upon the earlier of (a) February 28, 2020, or (b) 30 days after the Bankruptcy Court approves the termination of the Product Liability Trust after distribution of all its assets, any residual funds remaining in the Product Liability Trust will be distributed to Ranger. Stewart J. Kahn was the trustee of the Reorganization Trust and was appointed the successor trustee of the Product Liability Trust on July 15, 1996, replacing Bruce W. Strausberg, the initial trustee. At the Company's request, Mr. Kahn has undertaken an evaluation of the claims history of the Product Liability Trust. Based on that evaluation and other analyses to be conducted by the Company, the Company may request termination of the Product Liability Trust earlier than originally scheduled or seek a partial distribution of its assets; provided, however, there can be no assurance that the Company will make such request or the timing of doing so, or if the Company does, that it will be successful in doing so.

      The Company is a net user of cash, and its projected operating costs and expenses for fiscal year 1997 are approximately $100,000, including the costs associated with soliciting proxies and holding an annual meeting of shareholders. A portion of the expenses for the annual meeting will be advanced to Ranger by Pure Group, Inc., a shareholder of the Company. See Part II, Item
1. "Legal Proceedings." The Company's cash on hand was approximately $3,571 as of March 31, 1997. The remainder interest, if any, in the Product Liability Trust, is currently the Company's only potential source of cash. The Company has no existing credit lines or commitments from any lenders. Management is evaluating whether there are any sources of financing available to the Company. Accordingly, unless it developes additional sources of funds or attracts Investors, the Company will not have sufficient capital to operate beyond the first six-months of 1997.

      There can be no assurance that the Company will attract Investors or acquire investments or that it will be able to continue operating beyond the first six-months of 1997.

Changes in Financial Condition

      The Company's financial condition is set forth in the Balance Sheet as of March 31, 1997. See "Overview" and the discussion of "Liquidity and Capital Resources" immediately above for an overview of the financial condition of Ranger at March 31, 1997.

Results of Operations

      Results of operations for March 31, 1997 reflect the fact that the Company is dependent on its ability to attract Investors.

Three Months Ended March 31, 1997

      During the first quarter of 1997, the Company had no net sales as it continued to pursue Investors but had interest income of $7 compared to $429 for the first quarter of 1996. During this period, operating costs and expenses, principally administrative expenses, were $49,024 compared to $36,057 for the same period ending March 31, 1996. Operating costs exceeded income resulting in a net loss of $49,017 for the three months ended March 31, 1997 as compared to a net loss of $35,628 for the three months ended March 31, 1996.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal proceedings

      On April 9, 1997, Pure Group, Inc. ("PGI") filed a complaint in the Superior Court, Judicial District of Fairfield, Connecticut against the Company and its directors. In its complaint PGI states that it holds approximately 3.8% of the Common Stock. The complaint sought a court order that an annual meeting of shareholders be held, that a list of shareholders be provided to PGI, and that other specified information be provided to PGI. On April 28, 1997, the Company entered into a settlement with PGI regarding the above demands. Among other things, the settlement requires the Company to hold an annual meeting of shareholders on July 29, 1997 and requires PGI to advance to Ranger the reasonable costs of preparing a notice to shareholders and related fees for the annual meeting.

Item 5. Other Information

      On January 6, 1992 the Department of the Treasury promulgated new Treasury Regulations. These regulations intnerpret section 269 of the Internal Revenue Code which permits the Internal Revenue Service to deny corporations the ability to use tax benefits, such as net operating losses, where control of the corporation was acquired for the principal purpose of avoiding tax. The regulations provide that if a corporation in a bankruptcy reorganization qualifies for an exemption from the general rule limiting the use of net operating loss carryforwards (NOLs) but does not carry on a significant amount of an active trade or business during and subsequent to such bankruputcy reorganization, the Internal Revenue Service will presume, absent a showing of strong evidence to the contrary, that the principal purpose of the reorganization was to evade or avoid Federal income tax and that section 269 should apply. The regulations are only effective, by their terms, with respect to acquisitions of control of corporations occurring after August 14, 1990; accordingly they do not apply to Ranger.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits -- The exhibits to this report are located on page E-1 hereto and are hereby incorporated by reference.

(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RANGER INDUSTRIES, INC.


May 14, 1997                         By: /s/ James B. Rubin
                                         -------------------------------
                                         James B. Rubin, President,
                                         Chief Executive Officer, and
                                         Acting Chief Financial Officer

                                 EXHIBIT INDEX

      Certain of the exhibits to this report, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a party hereof as of their respective dates.

Exhibit
  No.                             Description
-------                           -----------

3.1* Amended and Restated Certificate of Incorporation of the Company. (Ranger Industries, Inc. Form 10-K for year ended December 31, 1989 (File No. 1-5673))

3.2* Amended and Restated by Laws of the Company. (Ranger Industries, Inc. Form 10-KSB for the year ended December 31, 1994 (File No. 1-5673))

11    Computation of earnings per share.

15    Report of Independent Accountants.

27    Financial Data Schedule