Form 10-Q
period 1997-09-30
RANGER INDUSTRIES INC
filed 1997-11-17
CIK 21610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997
                                      OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934
         For the transition period from ____________ to ____________

                  Commission File Number:            1-5673

   ...........................RANGER INDUSTRIES, INC.........................
        (Exact name of small business issuer as specified in its charter)

         Connecticut                                     06-0768904
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                One Regency Drive
  ...........................Bloomfield, Connecticut 06002...................
                    (Address of principal executive offices)

       .........................(860) 726-1208............................
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                          Yes    X         No
                                  ---------       -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 12, 1997): 4,000,000 shares

Transitional Small Business Disclosure Format (check one):  Yes  X     No
                                                               ------    -----

648181.6

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------


                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    September 30, 1997 and December 31, 1996
                                     -------


                                     ASSETS


                                             September 30         December 31,
                                              (Unaudited)
                                                 1997                1996
                                                 ----                ----
Current assets:
   Cash and equivalents                        $    13,504     $       43,009
   Bad debt recoveries receivable                  802,160              2,931
     Prepaid expenses                                8,750              1,044
                                               -----------     --------------

                  Total assets                 $   824,414     $       46,984
                                               ===========     ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and other liabilities      $    44,357      $      68,336
   Accrued interest payable                          8,082               -
     Note payable to Pure Group,  Inc.             196,477               -
     Other amounts owed to Pure Group,  Inc.       263,338               -
                                                ----------         ----------

                  Total current liabilities        512,254             68,336
                                                ----------         ----------



Stockholders' equity (deficit):
   Common stock - $.01 par value, 20,000,000
     shares authorized, 4,000,000 shares
     issued and outstanding                         40,000             40,000
   Capital in excess of par value                  985,000            985,000
   Retained deficit                               (712,840)        (1,046,352)
                                                ----------       -------------
        Total stockholders'  equity (deficit)      312,160            (21,352)
                                                ----------       -------------

        Total liabilities and stockholders'
               equity (deficit)                $   824,414      $      46,984
                                               ===========      =============

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             for the three months ended September 30, 1997 and 1996
                                   (Unaudited)
                                     ------


                                                                                     1997          1996
                                                                                     ----          ----

Net sales                                                                        $    -         $    -
                                                                                 ----------     -----------

Operating costs and expenses:
  Administrative expenses                                                            37,513       23,455
      Legal expenses                                                                  7,020       30,000
      Proxy contest and annual meeting expenses                                     249,815          -

Other income and (expenses):
     Bad debt recoveries income                                                     802,160        5,340
     Interest expense                                                                (8,082)         -
     Interest income                                                                   -              14
     Other                                                                             -         (2,026)
                                                                                -----------   ----------

    Income (loss) before income taxes                                               499,730      50,127)

Provision for income taxes                                                             -          -
                                                                                  ---------     --------

    Net income (loss)                                                              $499,730    $(50,127)
                                                                                   ========    =========

Net income (loss) per share                                                           $   .12    $ (.01)
                                                                                   ==========  =========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              for the nine months ended September 30, 1997 and 1996
                                   (Unaudited)
                                     -------


                                                     1997              1996
                                                     ----              ----

Net sales                                        $     -            $    -
                                                 ------------       --------

Operating costs and expenses:
  Administrative  expenses                          98,738            93,578
  Legal expenses                                   104,020            36,072
      Proxy contest and annual meeting expenses    249,815               -

Other income and expenses:
     Bad debt recoveries income                    802,160             5,340
     Interest expense                               (8,082)              -
     Interest income                                     7               485
     Other                                             -             (2,026)
                                                   -----------     ---------
    Income (loss) before income taxes              341,512          (125,851)

Provision (benefit) for income taxes                 8,000           (30,000)
                                                   -----------     ----------

    Net income (loss)                            $ 333,512         $ (95,851)
                                                   =========       ==========

Net income (loss) per share                         $      .08      $   (.02)
                                                   ===========     =======-==





                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                     -------


                                                                                            1997           1996
                                                                                            ----           ----

Cash flows from operating activities:
    Net  income (loss)                                                                   $ 333,512        $(95,851)
                                                                                         ---------        --------
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Receivable from the Reorganization Trust                                            -             1,939
               Bad debt recoveries receivable                                             (799,229)            -
           Prepaid expenses                                                                 (7,706)         17,500
           Income tax receivable                                                               -               508
           Interest receivable                                                                 -                48
           Accounts payable and accrued liabilities                                        (15,897)         17,641
                                                                                       -----------       ---------

     Total adjustments                                                                    (822,832)         37,636
                                                                                        ----------       ---------

                      Net cash used in operating activities                               (489,320)        (58,215)
                                                                                        ----------       ---------


Cash flows from financing activities:
    Proceeds from note payable to Pure Group, Inc.                                         196,477             -
        Other proceeds from Pure Group, Inc.                                               263,338             -
                                                                                        ----------       ---------
                      Net cash provided by financing activities                            459,815             -
                                                                                        ----------       ---------

Net decrease in cash and cash equivalents                                                  (29,505)        (58,215)

Cash and cash equivalents at beginning of period                                            43,009          67,280
                                                                                       -----------       ---------

Cash and cash equivalents at end of period                                              $   13,504       $   9,065
                                                                                        ==========       =========




                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  -----------


1.    Organization:
      In July 1998, Ranger Industries, Inc. (the "Registrant" or the "Company", and then known as Coleco Industries, Inc.) filed a voluntary petition in United States Bankruptcy Court under Chapter 11 of the Federal Bankruptcy Code. Effective February 28, 1990, the bankruptcy court approved a plan of reorganization (the "Plan"), pursuant to which all then outstanding debt and equity securities of the Registrant were canceled, and 4,000,000 shares of the Registrant's new $0.01 par value common stock (the "Common Stock") were distributed to the unsecured creditors. On the Effective Date of the Plan, the Registrant retained $950,000 in cash for working capital purposes and was expected to engage in the business of acquiring income producing properties or businesses. The Plan provided for the creation of a Reorganization Trust in order to liquidate the Registrant's remaining assets (other than the $950,000 in cash retained by the Registrant) and effectuate distributions thereof to the Registrant's creditors. The Reorganization Trust completed the distribution of its assets in May, 1996 and was terminated by order of the bankruptcy court on August 27, 1996. The Plan also provided for the creation of a Product Liability Trust in order to settle certain personal injury claims (including claims arising thereafter) against the Registrant. The Product Liability Trust continues to process and liquidate certain product liability claims. Pursuant to the terms of the Product Liability Trust Agreement, residual funds, if any, will revert to the Registrant, as grantor of the trust, upon the earlier of (a) February 28, 2020, or (b) approval by the bankruptcy court of earlier termination of the Product Liability Trust.

2.    Change In Control:

      Following the conclusion of a hostile proxy contest (the "Proxy Contest"), initiated by Pure Group, Inc. ("PGI") during the second quarter of 1997, the Company's former directors resigned from the Board of Directors effective July 29, 1997, and new directors were elected. The terms under which this change in control took place are outlined in a settlement agreement dated July 29, 1997 between PGI, the Company and the Company's former directors (the "Settlement Agreement"). Under the terms of the Settlement Agreement, and as outlined in a demand promissory note dated July 29, 1997, PGI loaned the Company $196,477 to pay its outstanding obligations. The note requires the Company to pay interest to PGI at two percentage points above the prime rate (8.5% at September 30, 1997). Additionally, PGI loaned the Company $249,815 to cover costs incurred in connection with the Proxy Contest, including the costs of holding the 1997 annual meeting and $13,523 for working capital purposes. These additional loans of $263,338 are subject to the same terms outlined in the demand promissory note.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

        N OTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ---------





    3.Bankruptcy Claim Recovery Receivable:
       On October 9, 1997, the Company received $802,160 from the Reorganization Trustee as a distribution on a bankruptcy claim filed by the Company's predecessor in 1983.


    4.Management's Representation:

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


    5.Income Taxes:

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

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued


                                   ---------




       As discussed in Note 1, the assets and liabilities of the Company, except for $950,000 retained for working capital purposes, were transferred to the Reorganization and Product Liability Trusts, respectively, effective February 28, 1990, in accordance with the Plan. Although the matter is not free from doubt, these Trusts have been treated as grantor trusts. Accordingly, taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Trusts are reflected on the federal income tax return of Ranger Industries, Inc., although such assets and liabilities are not presented in these consolidated financial statements (also see Note 6).

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued







    5.Income Taxes, Continued:

       Tax expense or benefit is attributable to Federal and state taxes due, partially offset, in 1996, by amounts due under a tax sharing agreement between Ranger Industries, Inc. and the Reorganization Trust whereby the Trust reimbursed Ranger for taxes paid in certain states.

       At September 30, 1997 and December 31, 1996, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $184 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At June 30, 1997 and December 31, 1996, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $160 million which will begin to expire in the year 2002. The Company also had approximately $13.1 million in tax credit carryforwards which began expiring in 1993. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $38.5 million.

       Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 6).

       At September 30, 1997 and December 31, 1996, the only remaining book and tax base differentials related to the claim settlement activities of the Product Liability Trust. Additionally, any deferred tax asset recorded to recognize the tax net operating loss

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued






       carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to uncertainty of the Company's ability to generate taxable income to utilize the carryforwards. The Company's tax liabilities are attributable to state minimum taxes and federal alternative minimum tax.

                            RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued







    6.Treasury Regulation:

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

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued







    7.Related Party Transactions:

       The Company had an Agreement with M.D. Sass Associates, Inc. ("SASS") of which James B. Rubin is Senior Managing Director, under which SASS provided accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $4,800 for these services for the each of the quarters ended June 30, and March 31, 1997. In connection with the change in control described in Note 2, this agreement was terminated. The Company incurred $4,800 for these services for each of the quarters ended September 30, June 30, and March 31, 1996. All amounts owed to SASS in connection with this agreement were paid during the quarter ended September 30, 1997. At December 31, 1996, $11,200 was owed to SASS in connection with this agreement.

       Effective August 1, 1990, Mr. Rubin, as Chief Executive Officer, was entitled to an annual salary of $50,000, through the date of the change in control (see Note 2). All fees for his services are included in administrative expenses in the condensed consolidated financial statements. All amounts owed to Mr. Rubin in connection with this agreement were paid during the quarter ended September 30, 1997. At December 31, 1996, $32,112, was owed to Mr. Rubin in connection with this agreement.

8.    Final Distribution from Ranger Industries, Inc. Reorganization Trust:

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


    9.Recently Issued Accounting Pronouncements:

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. When adopted, this pronouncement is not expected to have a material impact on the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

      As previously reported on its Current Report on Form 8-K dated July 29, 1997, the Registrant underwent a change of control on that date, as the result of a hostile proxy contest. Current management took office on July 29, 1997, and is still in the process of formulating a new plan of operation.

Business Plans, Liquidity and Financial Resources

      In the view of current management, the business plan of former management was not successful, in that the Registrant now has no business, and no material financial resources other than an unexpected payment of approximately $800,000 from a 1983 bankruptcy claim (as more fully described in the following paragraph). As of June 30, 1997 (i.e., shortly before former management resigned from the Board of Directors), the Registrant had a retained deficit of approximately $1,212,570, and a total stockholders' deficit of $187,570.

      As reported in the Registrant's Current Report on Form 8-K dated October 9, 1997, on that date, the Registrant received a payment on a bankruptcy claim filed by the Registrant in 1983, in the amount of $802,160 (the "New Money"). As a result thereof, the Registrant now has sufficient liquidity to meet its current operating expenses for the foreseeable future.

      The Registrant's other possible financial resources at the present time are (i) a remainder interest in the Product Liability Trust which would become payable to the Registrant, if ever, in 2020, and (ii) the possible utility of tax net operating loss carryforwards of approximately $184,000,000. Set forth below is a discussion of the current status of these possible financial resources.

      Product Liability Trust. The present balance of the Product Liability Trust is approximately $11.5 million, and there is a claim outstanding against the trust by a quadriplegic child for $70 million. Management will explore the possibility of terminating the Product Liability Trust, or arranging for the partial distribution of its assets, based upon a review by actuaries and other experts of the amount of the Product Liability Trust that can reasonably be expected to be paid out to claimants between now and February 28, 2020. If the Product Liability Trust were substantially diminished by the pending claim, or by new claims asserted hereafter, that would substantially reduce the liquid assets that could become available to the Registrant from the Product Liability Trust. There can be no assurance that the Registrant can ever realize any value from the Product Liability Trust.

      NOL's. Management is seeking advice with respect to the utility of the tax net operating loss carryforwards (the "NOL's"). In the past, the NOL's sheltered the Registrant's modest interest income, and the income of the Product Liability Trust and the Reorganization Trust. The

648181.6
income of these trusts is taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOL's is not a certainty.

Other Financial Considerations

      Termination of Stock Ownership Restrictions. On September 17, 1997, the Board of Directors terminated the restrictions (the "Article Fifth Restrictions") with respect to ownership of the Common Stock contained in
Article Fifth of the Registrant's amended and restated certificate of incorporation. The Article Fifth Restrictions previously restricted the ability of persons to acquire more than 5% of the outstanding Common Stock.

      Liabilities to Pure Group, Inc. In connection with the change of control that occurred on July 29, 1997, Pure Group, Inc. ("PGI"), a Delaware corporation, loaned $196,477 to the Registrant pursuant to a demand note (the "Note") which bears interest at 2 percentage points above the prime rate, compounded monthly, and is payable on demand. Subsequent thereto, PGI loaned the Registrant additional sums (the "Additional PGI Loan") on the same terms and conditions as provided in the Note, so that as of September 30, 1997, the Registrant's debt to PGI, including principal and accrued interest on the Note and the Additional PGI Loan, was $210,000. Additionally, in connection with the Annual Meeting held in August 1997, PGI paid certain expenses of the Registrant, as required under a court-ordered stipulation with respect to the call of the Annual Meeting. PGI has indicated that it will request reimbursement therefor from the Registrant, in the amount of $249,815 (the "Annual Meeting Expenses"). The Registrant may consider paying the Note, Additional PGI Loan, and the Annual Meeting Expenses in the form of Common Stock instead of cash. This would conserve the Registrant's cash for payment of general and administrative expenses and for use in possible business acquisitions, although no specific acquisitions have been identified at the present time. If payment is to be made in the form of Common Stock, the Board of Directors would have to determine the fair market value of the Common Stock. Because the Registrant's stock is thinly traded and is not listed on any stock exchange or quoted on NASDAQ, the amount so determined might be higher or lower than the reported bid and ask quotations. The Board is subject to its fiduciary duty to the stockholders of the Registrant in making any such valuations. Issuance of any such shares would reduce the percentage ownership interests of other stockholders of the Registrant.

Changes in Financial Condition

      Net income in the three months ended September 30, 1997, was approximately $499,700, compared to a loss of $(50,100) in the three months ended September 30, 1996, principally because of the receipt of approximately $802,200 in bad debt recovery income, which is not expected to recur. In such period, the Registrant also had expenses in connection with the proxy contest of $249,800, and this expense is not expected to recur. If both these items (and related interest expenses) were eliminated, losses in the 1997 period would have been approximately $(44,600). Similarly, income in the nine months ended September 30, 1997, was approximately $333,500, compared to a loss of $(95,900) in the nine months ended September 30, 1996. If the

648181.6
                                                                         Page 16
non-recurring bad debt recovery income, proxy contest expenses and related interest expense were eliminated, results for the nine months ended September 30, 1997, would have been a loss of $(210,800). This higher loss was in part the result of significantly higher legal expenses incurred by former management in connection with the proxy contest.

      The Registrant is responsible for the income taxes, if any, on the Product Liability Trust. The provisions (benefits) for income taxes cover the income of that trust, but the income of that trust is not included in the Registrant's financial statements.

      The Registrant's retained deficit as of September 30, 1997, was $(712,800), and total stockholders' equity was $312,200, versus a retained deficit as of December 31, 1996 of $(1,046,300) and total stockholders' deficit of $(21,400). The improvement was the result of the non-recurring bad debt recovery income in the third quarter of 1997.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      In April 1997, PGI commenced an action in Connecticut Superior Court against the Registrant and its then-incumbent directors (the "Former Directors") seeking, among other things, access to the Registrant's list of stockholders, and the call of an annual meeting of shareholders (the "Annual Meeting"). The sole shareholder of PGI, Mr. Isaac Perlmutter, is now one of the Registrant's three directors. As a result of the change of control effected on July 29, 1997, the action became moot.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit:  11.  Computation of Earnings per Share (Unaudited) for the
                        nine- and three- month periods ended September 30, 1997 and 1996.

         Exhibit  27.   Financial Data Schedule for Third Quarter of 1997.

(b)      Reports on Form 8-K:

         Dated 10/9/97, Item 5 - Other Events, regarding receipt of a payment on a 14-year old bankruptcy claim in the amount of $802,160.

648181.6
                                                                         Page 17

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

                                         Ranger Industries, Inc., the Registrant


Date:  November 13, 1997                 By: /s/ Morton E. Handel
                                             ---------------------
                                             Morton E. Handel, President, Chief
                                             Executive Officer and Chief
                                             Financial Officer

648181.6
                                                                         Page 18