Form 10-K
period 1997-12-31
RANGER INDUSTRIES INC
filed 1998-03-24
CIK 21610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                  For the fiscal year ended December 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

Commission file number                                    1-5673

                             RANGER INDUSTRIES, INC.
                             (Exact name of small business issuer as specified in its charter)

                          Connecticut                                                    06-0768904
                 (State or other jurisdiction                               (I.R.S. Employer Identification No.)
               of incorporation or organization)

           1 Regency Drive, Bloomfield, Connecticut                                         06002
           (Address of principal executive offices)                                      (Zip Code)

Issuer's telephone number                             (860) 726-1208

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.0l par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)
and (2) has been subject to such filing requirements for the past 90 days.                 Yes      X      No

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained., to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.       [X]

         State issuer's revenues for its most recent fiscal year:  NONE.

         State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (March 17, 1998) within the past 60 days: $2,588,255

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (March 23, 1998): 4,788,644 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

      Transitional Small Business Disclosure Format (check one):  Yes [   ]        No [X]

691751.10

                                     PART I

Item 1.  Business.

      Background. Ranger Industries, Inc., a Connecticut corporation (the "Registrant") was organized in 1961, as the successor to the Connecticut Leather Company, which was founded in 1932. From 1961 through 1990, the Registrant was known as "Coleco Industries, Inc." The Registrant's principal executive offices are located at One Regency Drive, Bloomfield, Connecticut 06002, and its telephone number is (860) 726-1208.

      In 1988, the Registrant, then known as Coleco Industries, Inc., filed a voluntary petition in bankruptcy, and in 1990, a plan of reorganization (the "Plan") was approved by the bankruptcy court and became effective as of February 28, 1990 (the "Effective Date"), and the Registrant emerged from Chapter 11 pursuant thereto. In accordance with the Plan:

           (i) the Registrant emerged from the Chapter 11 proceeding with $950,000 in cash and no liabilities,

           (ii) $5.5 million was transferred to a product liability trust (the "Product Liability Trust"), to process and liquidate product liability claims pending or arising after May 15, 1990, and

           (iii)all other assets were transferred to a reorganization trust (the "Reorganization Trust"), which was responsible for collecting and liquidating the Registrant's other assets and distributing them to the Registrant's former creditors in accordance with the Plan.

The Reorganization Trust completed its collection, liquidation and distribution of assets in May, 1996 and was terminated by order of the bankruptcy court on August 27, 1996.

      The Product Liability Trust contains assets of approximately $12 million as of December 31, 1997. Under the terms of the Product Liability Trust, the residual funds, if any, remaining after the application of Trust assets to pay product liability claims and expenses would be distributed to the Registrant on February 28, 2020. The bankruptcy court, in its discretion, is authorized to permit an earlier distribution to the Registrant. The Registrant may apply to the bankruptcy court for termination of the Product Liability Trust earlier than originally scheduled (i.e., prior to February 28, 2020), but there can be no assurance that such application will be successful, or that the Registrant will otherwise receive any distribution of assets from the Product Liability Trust prior to 2020, if ever.

      As of December 31, 1997, the Registrant had adjusted net operating loss carryforwards ("NOL's) of approximately $192 million. The NOL's resulted principally from operating losses

691751.10
                                       -1-
sustained by the Registrant prior to 1990. See Note 6 of the Notes to the Consolidated Financial Statements for an explanation of the possible utility of these NOL's.

      Under management that was installed under the Plan, which management remained in control of the Registrant through July 29, 1997, the Registrant pursued the business of acquiring investments, but that effort proved to be unsuccessful.

      Recent Developments. During 1997, Pure Group, Inc., a Delaware corporation ("PGI") wholly owned by one of the Registrant's current directors, engaged in and won a proxy contest for control of the Registrant. The current Board of Directors, who were the nominees of PGI in the proxy contest, took office on July 29, 1997, pursuant to a settlement agreement dated that date (the "Settlement Agreement") among PGI, the former members of the Registrant's Board of Directors, and the Registrant. Thereafter, they were elected as the directors of the Registrant at the Annual Meeting of Shareholders of the Registrant that was held on August 11, 1997. The Registrant had not held an annual meeting of shareholders at any time since 1990.

      In May 1997, the trustee of the Reorganization Trust notified management then in office that he had received a distribution of approximately $800,000 from a bankruptcy proceeding in which the Registrant had filed a claim in 1983, which claim the Registrant apparently wrote off as worthless prior to the conclusion of the Registrant's bankruptcy proceeding in 1990. The Registrant received the payment of the $800,000 in October 1997. At the time that such payment was received, the Company had no other material liquid assets. As of December 31, 1997, the Company had liquid assets of approximately $785,000, substantially all of it attributable to the aforesaid distribution.

      As of March 31, 1997, the Registrant had cash on hand of less than $5,000 and no other financial resources. In connection with the proxy contest, PGI agreed to lend the Registrant certain funds necessary for the call of an annual meeting of shareholders. Under the Settlement Agreement, PGI lent the Registrant approximately $197,000, and thereafter, PGI lent the Registrant an additional $267,000. The loans were demand loans bearing interest at 2 percentage points above the prime rate. In March 1998, PGI and the Registrant exchanged the full balance of such debt, plus interest, for 788,644 shares of authorized but
theretofore   unissued  common  stock.  As  a  result  thereof,  PGI  now  holds approximately 24% of all outstanding common stock of the Registrant. The exchange enabled the Registrant to conserve its cash for other corporate purposes. See Item 12, Certain Relationships and Related Transactions.


Item 2.    Properties.

      As of the Effective Date of the Plan, the Registrant had no material properties, and it has acquired none since then. The Registrant currently has the use of office space in Bloomfield,

691751.10
                                       -2-

Connecticut. The Registrant's business records, to the extent not discarded, are stored in a public warehouse

Item 3.    Legal Proceedings.

      None.

Item 4.    Submission of Matters to a Vote of Securities Holders.

      Inapplicable.




691751.10
                                       -3-

                                     PART II

Item 5.    Market for Common Equity and Related Shareholder Matters.

      The Common Stock is traded over the counter and quotes have been reported by the OTC Bulletin Board since February 2, 1997. The table set forth below reports the high and low closing bid quotations as compiled by National Quotation Bureau, LLC, of New York, New York, for each calendar quarter in the last two complete fiscal years, and for the first quarter of the current fiscal year, through the date indicated. The quotations reflect interdealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.


                                              High Bid                Low Bid
1996 - 1st Quarter                             $0.0938                $0.0625
1996 - 2nd Quarter                              0.0938                 0.0938
1996 - 3rd Quarter                              0.0938                 0.0938
1996 - 4th Quarter                              0.2800                 0.0938
1997 - 1st Quarter                              1.1875                 0.2500
1997 - 2nd Quarter                              1.7500                 0.3125
1997 - 3rd Quarter                              1.0625                 0.4375
1997 - 4th Quarter                              1.5000                 0.6250
1998 - 1st Quarter                              0.8125                 0.4063
(through March 17)


      The number of registered holders of the Common Stock as of March 23, 1998, was approximately 1,000.

      The Registrant has not paid any cash dividends on its stock since 1974 and has no expectation of doing so in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

      The following discussion should be read in conjunction with Item 1, Business, and the Consolidated Financial Statements, including the Notes thereto.

      Overview. The Registrant emerged from a Chapter 11 bankruptcy proceeding in 1990 with $950,000 in cash and no liabilities. In the years from 1990 through 1996, the Registrant's only

691751.10
                                       -4-
material source of revenue was interest on the its cash, and expenses always exceeded earnings. As of December 31, 1996, the Registrant had a retained deficit of approximately $1,046,000. In the view of current management, the business plans of former management were not successful, in that the Registrant now has no business, and no material financial resources other than on account of the receipt of approximately $800,000 in the fourth quarter of 1997, arising from a bankruptcy claim filed by the Registrant in 1983.

      As a result of the receipt of $800,000 in the last quarter of 1997, the Registrant now has sufficient liquidity to meet its current operating expenses for the foreseeable future. The Registrant's cash on hand was approximately $770,000 as of March 12, 1998, and the Registrant's projected operating costs and expenses for the fiscal year ending December 31, 1998, are approximately $75,000. Average annual operating expenses in the years 1994 - 1996 were approximately $174,000. Operating expenses in 1997 were substantially higher than in the prior years because of the expenses incurred in connection with the proxy contest.

      Business Plans, Liquidity and Financial Resources. The Registrant's financial resources at the present time, other than its cash on hand, are (i) a remainder interest in the Product Liability Trust which would become payable to the Registrant, if ever, in 2020, and (ii) the possible utility of net operating loss carryforwards of approximately $192 million.

      Product Liability Trust. The Product Liability Trust processes and liquidates product liability claims asserted and makes distributions to holders of settled or adjudicated claims. The trust contained assets of approximately $12 million as of December 31, 1997. Under the terms of the Product Liability Trust, the residual funds, if any, remaining after distribution of all Trust assets to pay product liability claims and expenses would be distributed to the Registrant on February 28, 2020. The bankruptcy court is authorized to permit an earlier payout in its discretion, and the Registrant may apply to the bankruptcy court seeking early termination of the Trust. See Item 1, Business.

      NOL'S. In the past, the NOL's sheltered the Registrant's modest interest income, and the income of the Product Liability Trust and, before it was terminated, the Reorganization Trust. The income of the Product Liability Trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOL's is uncertain.

      Changes in Financial Condition. The Registrant's financial condition is set forth in the Consolidated Balance Sheets as of December 31, 1997 and 1996. The changes in financial condition between the two dates resulted mainly from the receipt of approximately $800,000 from an old claim against a former account debtor. See "Overview" and "Business Plans, Liquidity and Financial Resources" above.

      Substantially all cash used by the Registrant in 1997 was provided by PGI, and the Registrant was indebted to PGI, as of December 31, 1997, in the amount of $478,117. As described in Item

691751.10
                                       -5-

1, in March 1998 PGI and the Registrant exchanged the debt owed to PGI as of February 20, 1998, for 788,644 shares of the Registrant's common stock.

Item 7.    Financial Statements.

      See the "Index to Consolidated Financial Statements and Schedules," which appears on page F - 1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           Inapplicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth the names, ages and business backgrounds of the Registrant's executive officers and directors, together with all positions and offices held with the Registrant by such executive officers and directors. All executive officers and directors first took office on July 29, 1997:


Name, Age and Office               Business Background

Morton E. Handel, 62,              President of S&H Consulting, Ltd., a privately held investment and
Chief Executive Officer,           consulting firm.  Director and chairman of the Audit Committee of
President and Director             CompUSA, a publicly held retailer of computer hardware,
                                   software, and accessories; director and
                                   chairman of the Audit Committee of Ithaca
                                   Industries, Inc., a publicly held
                                   manufacturer of underwear and hosiery;
                                   director of Toy Biz, Inc., a publicly held
                                   manufacturer, importer and distributor of
                                   toys; director of Concurrent Computer
                                   Corporation, a manufacturer of real-time
                                   computers and computer systems.

Isaac Perlmutter, 54,              Independent investor; sole shareholder of Pure Group,
Inc.; Director                     director and major shareholder of Toy Biz, Inc., a publicly held manufacturer, importer and distributor of toys.

Raymond Minella, 48,               Principal of Berenson, Minella & Company, an investment
banking Director firm.


691751.10
                                       -6-

Item 10.        Executive Compensation.

      Executive Officers. In the three fiscal years ended December 31, 1997, 1996 and 1995, the only executive officer of the Registrant who received any salary or other compensation from the Registrant was Mr. James B. Rubin, as follows:

                                                                     Fiscal year ended                  Total annual
Name and Positions                                                     December 31,                     compensation
James T. Rubin, President and Director                                     1997                             $17,888*
                                                                           1996                               50,000
                                                                           1995                               50,000

*     For the period from January 1 through July 29, 1997, only.

      The Registrant's current executive officer, Mr. Morton E. Handel, has served from July 29, 1997, to date without any compensation.

      Compensation of Directors. Each director of the Registrant is paid an attendance fee of $500 for each regular or special meeting of the Board of Directors which he attends, in person or by telephone.

Item 11.        Security Ownership of Certain Beneficial Owners and Management.

      The following table lists all persons who have reported to the Securities and Exchange Commission their beneficial ownership of more than 5% of the Registrant's Common Stock, and all directors and officers of the Registrant, as of March 23, 1998:


Name and Address of Beneficial Owner                                            Number of Shares            Percentage1
Morton E. Handel, President and Director                                                 198,167                   4.1%
Massachusetts Financial Services Company                                                 398,930                   8.3%
Isaac Perlmutter, Director2                                                            1,146,137                  23.9%
All directors and officers as a group3                                                 1,344,304                  28.1%
===================================================================== ==========================  =====================


1. All percentages have been determined using the number of shares of the Registrant's common stock outstanding as of March 23, 1998, i.e., 4,788,644 shares.


691751.10
                                                        -7-

2. Consists of 1,112,100 shares owned by PGI, which is wholly owned by Mr. Perlmutter, and 34,037 shares owned by another corporation wholly owned by Mr. Perlmutter.

3. Consists of shares beneficially owned by Mr. Handel and by Mr. Perlmutter. Mr. Minella does not own any shares of the Registrant.


Item 12.        Certain Relationships and Related Transactions.

      From time to time in 1997, PGI (which is wholly owned by Mr. Perlmutter, who became a director of the Registrant on July 29, 1997) advanced funds to or for the benefit of the Registrant, and as of July 29, 1997, the balance of such advances stood at approximately $197,000. Prior management agreed on behalf of the Registrant to repay such advances on demand, and to pay interest on the outstanding balance at the rate of 2 percentage points over the prime rate, compounded monthly. Advances made after July 29, 1998, were made on the same terms and conditions as provided for the advances made prior to Mr. Perlmutter's election as a director. No cash payments of principal or interest were made on such indebtedness in 1997, and as of February 20, 1998, the outstanding balance of principal and interest was $483,616. On March 9, 1998, the Registrant agreed to exchange 788,644 shares of its authorized but theretofore unissued Common Stock for the $483,616 of debt due PGI. The value per share used for the purposes of the exchange was $0.6211, which was the weighted average of the closing price of shares traded for the 30-day period prior to February 20, 1998.

      Throughout 1996, and the period from January 1 through July 28, 1997, the Registrant had a management services agreement with M.D. Sass Associates, Inc. ("Sass"), of which the Registrant's president throughout in such periods, Mr. James B. Rubin, was a Senior Managing Director. The Registrant incurred costs of $19,200 payable to Sass in 1996, and $9,600 in 1997.


                                     PART IV

Item 13.        Exhibits and Reports on Form 8-K.

         (a) Exhibits. The exhibits that are part of this report are listed in the Exhibit Index at the end of this report.

         (b) Reports on Form 8-K. In the last quarter of the year covered by this Report, the Registrant filed one Current Report on Form 8-K, dated October 9, 1997, reporting information under Item 5, Other Events.

691751.10
                                       -8-

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Ranger Industries, Inc.



March 23, 1997                           s/ Morton E. Handel
                                ----------------------------
                                         Morton Handel, President and Chief
                                         Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 23, 1998                   /s/ Morton Handel
                                 Morton Handel, President, Acting Chief
                                 Financial Officer, Acting Principal
                                 Accounting Officer, and Director


March 23, 1998                   /s/ Raymond Minella
                                 Raymond Minella, Director


March 23, 1998                   /s/ Isaac Perlmutter
                                 Isaac Perlmutter, Director



691751.10
                                       -9-

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                   Index to Financial Statements and Schedules

                                                                                                               Page

Report of Independent Accountants...............................................................................F-2

Consolidated Balance Sheets as at December 31, 1997 and 1996....................................................F-3

Consolidated Statements of Operations and Retained Deficit for the years ended
                  December 31, 1997 and 1996....................................................................F-4

Consolidated Statements of Cash Flows for the years ended December 31,1997 and
                  1996..........................................................................................F-5

Notes to Consolidated Financial Statements......................................................................F-6


Schedules not included herein have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

691751.10
                                       F-1

 REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Ranger Industries, Inc.
  (formerly Coleco Industries, Inc.):

We have audited the accompanying consolidated balance sheets of Ranger Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and retained deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ranger Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

/s/
Hartford, Connecticut
March 19, 1998

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
                                     -------


                                     ASSETS

                                                                     1997               1996
                                                                     ----               ----

Current assets:
  Cash and equivalents                                           $ 784,800      $      43,009
  Bad debt recoveries receivable                                    -                  2,931
  Prepaid expenses                                                  -                  1,044
  Income tax receivable                                              3,446              -
                                                              ----------------      ----------

        Total assets                                             $ 788,246      $     46,984
                                                                                      =========    ==============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and other liabilities                       $   19,918       $    68,336
  Accrued interest payable                                         16,337            -
  Note payable to Pure Group, Inc.                                196,477            -
  Other amounts owed to Pure Group, Inc.                          265,303             -
                                                               ------------     -------------


        Total liabilities                                         498,035            68,336
                                                               ----------       ----------


Stockholders' equity (deficit):
  Common stock - $.01 par value, 20,000,000
    shares authorized, 4,000,000 shares
    issued and outstanding                                         40,000            40,000
  Capital in excess of par value                                  985,000           985,000
  Retained deficit                                               (734,789)       (1,046,352)
                                                               ----------       -----------
        Total stockholders' equity (deficit)                      290,211           (21,352)
                                                               ----------       -----------

        Total liabilities and stockholders' equity              $ 788,246       $    46,984
                                                                =========       ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

                 for the years ended December 31, 1997 and 1996
                                     -------


                                                                       1997             1996
                                                                       ----             ----

Net sales                                                          $     -       $         -

Operating costs and expenses:
  Administrative expenses                                               111,697           135,367
  Legal expenses                                                        111,243            42,072
  Proxy contest and annual meeting expenses                             251,781            -

Other income and expenses:
  Bad debt recoveries income                                            802,160             6,245
  Interest expense                                                      (16,337)           -
  Interest income                                                         8,861               497
                                                                ---------------  ----------------
    Income (loss) before income taxes                                   319,963          (170,697)
                                                                  -------------     -------------

Provision (benefit) for income taxes                                      8,400           (30,000)
                                                                ---------------    --------------

    Net income (loss)                                                   311,563          (140,697)

Retained deficit, beginning of year                                  (1,046,352)         (905,655)
                                                                   ------------     -------------

Retained deficit, end of year                                      $   (734,789)      $(1,046,352)
                                                                   ============       ===========


Basic earnings (loss) per  share                                   $       .08       $      (.04)
                                                              ================     ==============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the years ended December 31, 1997 and 1996
                                     -------


                                                                                        1997               1996
                                                                                        ----               ----

Cash flows from operating activities:
    Net income (loss)                                                                  $311,563         $(140,697)
                                                                                       --------         ---------
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Receivable from the Reorganization Trust                                        -                  1,939
         Bad debt recoveries receivable                                                   2,931            (2,931)
         Prepaid expenses                                                                 1,044            16,456
         Income tax receivable                                                           (3,446)              508
         Interest receivable                                                             -                     48
         Accounts payable, accrued liabilities and interest payable                     (32,081)           25,406
                                                                                     ----------       -----------
              Total adjustments                                                         (31,552)           41,426
                                                                                     ----------       -----------

              Net cash provided by (used in) operating activities                       280,011           (99,271)
                                                                                      ---------       -----------

Cash flows from financing activities:
    Distribution from reorganization trust                                               -                 75,000
    Proceeds from note payable to Pure Group, Inc.                                      196,477            -
    Other proceeds from Pure Group, Inc.                                                265,303            -
                                                                                      ---------  -----------
              Net cash provided by financing activities                                 461,780            75,000
                                                                                      ---------       -----------

Net increase (decrease) in cash and cash equivalents                                    741,791           (24,271)

Cash and cash equivalents at beginning of year                                           43,009            67,280
                                                                                     ----------       -----------

Cash and cash equivalents at end of year                                               $784,800        $   43,009
                                                                                       ========        ==========


Supplemental disclosures of cash flow information: Cash paid during the year for:
      Income taxes                                                                    $  13,324       $     1,965
                                                                                      =========       ===========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Organization:

       In July 1988, Ranger Industries, Inc. (the "Registrant" or the "Company", and then known as Coleco Industries, Inc.) filed a voluntary petition in United States Bankruptcy Court under Chapter 11 of the Federal Bankruptcy Code. Effective February 28, 1990, the bankruptcy court approved a plan of reorganization (the "Plan"), pursuant to which all then outstanding debt and equity securities of the Registrant were canceled, and 4,000,000 shares of the Registrant's new $0.01 par value common stock (the "Common Stock") were distributed to the unsecured creditors. On the Effective Date of the Plan, the Registrant retained $950,000 in cash for working capital purposes and was expected to engage in the business of acquiring income producing properties or businesses.

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

2.    Change In Control:

       Following the conclusion of a hostile proxy contest (the "Proxy Contest"), initiated by Pure Group, Inc. ("PGI") during the second quarter of 1997, the Company's former directors resigned from the Board of Directors effective July 29, 1997, and new directors were elected. The terms under which this change in control took place are outlined in a settlement agreement dated July 29, 1997 between PGI, the Company and the Company's former directors (the "Settlement Agreement"). Under the terms of the Settlement Agreement, and as set forth in a demand promissory note dated July 29, 1997, PGI loaned the Company $196,477 to pay its then outstanding obligations. The note requires the Company to pay interest to PGI at two percentage points above the prime rate (8.5% at December 31, 1997). Additionally, PGI loaned the Company $251,780 to cover costs incurred in connection with the Proxy Contest, including the costs of holding the 1997 annual meeting and $13,523 for working capital purposes. These additional loans of $265,303 are subject to the same terms outlined in the demand promissory note. Also, see Note 10.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued







    3. Summary of Significant Accounting Policies:

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

       Certain amounts from 1996 have been reclassified to conform with the 1997 presentation.

       Income

       The only source of income is interest income and the recovery of certain bad debts.

       Expenses

       Expenses of the Company consist of professional fees and other costs incurred in connection with the Company's filing requirements and interest.

       Earnings Per Share

       In 1997, the Company adopted Statement of Financial Standards No. 128, "Earnings Per Share". This pronouncement had no impact on the Company's consolidated financial position, results of operating, or cash flows. Basic earnings (loss) per share were computed based on the weighted average number of shares of common shares outstanding. There are no dilutive securities outstanding and, as such, basic and diluted earnings per share are the same. Weighted average common shraes outstanding were 4,000,000 shares during 1997 and 1996 As discussed in Note 1, all previously existing debt and equity securities were canceled on February 28, 1990.

       Cash and Cash Equivalents

       Cash equivalents consist of short-term highly liquid investments with an original maturity, when purchased, of three months or less.

    4. Bankruptcy Claim Recovery:

       On October 9, 1997, the Company received $802,160 as a distribution on a bankruptcy claim filed by the Company's predecessor in 1983.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


    5.  Income Taxes:

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

        At December 31, 1997 and 1996, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $192 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At December 31, 1997 and 1996, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $168 million which will begin to expire in the year 2002. The Company also had approximately $7.7 and $13.1 million in tax credit carryforwards at December 31, 1997 and 1996, respectively. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $22.6 and $38.5 million, respectively.

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

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


    5.  Income Taxes, Continued:

        At December 31, 1997 and 1996, the only remaining book and tax base differentials related to the claim settlement activities of the Product Liability Trust. Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to uncertainty of the Company's ability to generate taxable income to utilize the carryforwards. The Company's tax liabilities are attributable to state minimum taxes and federal alternative minimum tax.


    6.  Treasury Regulation:

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

        Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses to Hasbro and the Company's switch to a new business of acquiring investments, it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $192 million of net operating loss carryforwards. This could have a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.

                            RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


    7.  Related Party Transactions:

        The Company had an Agreement with M.D. Sass Associates, Inc. ("SASS") of which James B. Rubin is Senior Managing Director, under which SASS provided accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $9,600 and $19,200 for these services for the each of the years ended December 31, 1997 and 1996, respectively. In connection with the change in control described in Note 2, this agreement was terminated. All amounts owed to SASS in connection with this agreement were paid during the quarter ended September 30, 1997. At December 31, 1996, $11,200 was owed to SASS in connection with this agreement. Effective August 1, 1990, Mr. Rubin, as Chief Executive Officer, was entitled to an annual salary of $50,000, through the date of the change in control (see Note 2). All fees for his services are included in administrative expenses in the consolidated financial statements. All amounts owed to Mr. Rubin in connection with this agreement were paid during the quarter ended September 30, 1997. At December 31, 1996, $32,112, was owed to Mr. Rubin in connection with this agreement. Also, see Notes 2 and 10.

8.      Final Distribution from Ranger Industries, Inc. Reorganization Trust:

        As described in Note 1, the Reorganization Trust made its final distribution to creditors on May 29, 1996. On October 31, 1996, the Company received a distribution of $75,000 from the Reorganization Trust representing substantially all of the funds then expected to be disbursed to the Company from the Reorganization Trust. This amount was reflected as an adjustment to the original capitalization of the Company and accordingly, is included in capital in excess of par value at December 31, 1997 and 1996.


    9.  Recently Issued Accounting Pronouncements:

        In 1998, the Company will adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures About Segments of and Enterprise and Related Information, which are effective for financial statements issued for periods beginning after December 15, 1997. When adopted, these pronouncements will not have any effect on the Company's consolidated financial position, results of operations, or cash flows.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued







    10. Subsequent Event:

        On March 9, 1998, the Company issued 788,644 shares of its $.01 par value common stock in exchange for the cancellation of the amount owed to PGI as of February 10, 1998. The exchange value of $.6211/share was determined using the weighted average of the closing prices of the Company's common stock for the 30-day period prior to February 20, 1998.

                                  EXHIBIT INDEX

The following exhibits are a part of this report. All such exhibits are incorporated herein by reference to other documents on file with the Securities and Exchange Commission, except those marked with an asterisk.

    Exhibit No.      Description
3.1                  Amended and restated certificate of incorporation of the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-
                     K for the year ended December 31, 1989, SEC File No. 1-5673.
3.2                  Amended and restated by-laws of the Registrant, incorporated herein by reference  to the Registrant's Annual Report on Form 10-KSB for year ended
                     December 31, 1994, SEC File No. 1-5673.
10.1                 Settlement agreement dated July 29, 1997, among the
                     Registrant, Pure Group, Inc., and Messrs. James B. Rubin,
                     James Berman and Duncan N. Darrow, incorporated herein by
                     reference to Exhibit IV of Amendment No. 4 dated July 29,
                     1997, of Schedule 13D filed by Pure Group, Inc., and
                     certain other persons with respect to ownership of the
                     Registrant's Common Stock.
21                   List of subsidiaries, incorporated herein by reference to
                     the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.
27*                  Financial Data Schedule


691751.10