Form 10-Q
period 1998-03-31
RANGER INDUSTRIES INC
filed 1998-05-15
CIK 21610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934
         For the transition period from                  to
                                        ----------------      ---------------

                  Commission File Number:            1-5673

 .............................RANGER INDUSTRIES, INC............................
        (Exact name of small business issuer as specified in its charter)

         Connecticut                                       06-0768904
(State of other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                                One Regency Drive
 ......................Bloomfield, Connecticut 06002.............................
                    (Address of principal executive offices)

 .................................(860) 726-1208.................................
                (Issuer's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (May 14, 1998): 4,788,644 shares

Transitional Small Business Disclosure Format (check one):  Yes       No /X/
                                                               -----

712867.7

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                            CONDENSED BALANCE SHEETS

                      March 31, 1998 and December 31, 1997

                                  -------------


                                     ASSETS

                                                                         March 31,           December 31,
                                                                           1998                  1997
                                                                        ----------           ------------
                                                                        (Unaudited)

Current assets:
    Cash and equivalents                                                $   763,241           $  784,800
    Prepaid expenses                                                         11,493                   --
    Income tax receivable                                                     3,446                3,446
                                                                        -----------           ----------

         Total assets                                                   $   778,180           $  788,246
                                                                        ===========           ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other liabilities                              $    25,182           $    19,918
    Accrued interest payable                                                    --                 16,337
    Note payable to Pure Group, Inc.                                            --                196,477
    Other amounts owed to Pure Group, Inc.                                      --                265,303
                                                                        -----------           -----------

         Total liabilities                                                   25,182               498,035
                                                                        -----------           -----------

Stockholders' equity:
    Common stock                                                             47,886                40,000
    Capital in excess of par value                                        1,460,729               985,000
    Retained deficit                                                       (755,617)             (734,789)
         Total liabilities and stockholders' equity                     $   778,180           $   788,246
                                                                        ===========           ===========


                   The accompanying notes are an integral part
                     of the condensed financial statements.

714781.2

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                 for the quarters ended March 31, 1998 and 1997

                                   (Unaudited)

                                 ---------------



                                                                              1998                 1997
                                                                              ----                 ----

         Net sales                                                          $     --             $     --
                                                                            -----------          -----------
         Operating costs and (expenses):
                  Administrative expenses                                        10,262               33,424
                  Legal expenses                                                 11,830               15,600

         Other income (expenses):
                  Interest expense                                               (5,498)               --
                  Interest income                                                 9,262                    7
                                                                            -----------           -----------
                           Loss before income taxes                             (18,328)             (49,017)
                                                                            -----------           -----------

         Provision for income taxes                                               2,500                --
                                                                            -----------           -----------

                           Net comprehensive loss                               (20,828)             (49,017)
                                                                            -----------           -----------

         Basic loss per share                                                      (.01)                (.01)

         Weighted average common shares outstanding                           4,192,780            4,000,000
                                                                            ===========           ==========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

714781.2

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                       CONDENSED STATEMENTS OF CASH FLOWS

                 for the quarters ended March 31, 1998 and 1997

                                   (Unaudited)

                                 ---------------



                                                                              1997            1998
                                                                          -----------     -----------

Cash flows from operating activities:
         Net comprehensive loss                                           $(20,828)        $(49,017)
         Adjustments to reconcile net comprehensive loss to
             net cash used in operating activities:
             Prepaid expenses                                              (11,493)         (25,206)
             Accounts payable, accrued liabilities and interest
                payable                                                     10,762           34,785
                Total adjustments                                             (731)           9,579

                Net cash used in operating activities                      (21,559)         (39,438)

Cash and cash equivalents at beginning of period                           784,800           43,009

Cash and cash equivalents at end of period                                $763,241          $ 3,571
                                                                          ========          =======

Noncash transactions:
   Common stock issued in exchange for the
      cancellation of amount owed to PGI                                  $483,616         $     --
                                                                          ========



                   The accompanying notes are an integral part
                     of the condensed financial statements.

714781.2

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

2.    Change In Control:

      Following the conclusion of a hostile proxy contest (the "Proxy Contest"), initiated by Pure Group, Inc. ("PGI") during the second quarter of 1997, the Company's former directors resigned from the Board of Directors effective July 29, 1997, and new directors were elected. The terms under which this change in control took place are outlined in a settlement agreement dated July 29, 1997 between PGI, the Company and the Company's former directors (the "Settlement Agreement"). Under the terms of the Settlement Agreement, and as set forth in a demand promissory note dated July 29, 1997, PGI loaned the Company $196,477 to pay its then outstanding obligations. The note required the Company to pay interest to PGI at two percentage points above the prime rate (8.5% at December 31, 1997). Additionally, PGI loaned the Company $251,780 to cover costs

714781.2
      incurred in connection with the Proxy Contest, including the costs of holding the 1997 annual meeting, and $13,523 for working capital purposes. These additional loans of $265,303 were subject to the same terms outlined in the demand promissory note. Also, see Note 6.

3.    Management's Representation:

      The accompanying condensed financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and results of operations included in the Company's 1997 Annual Report filed on Form 10-KSB and in this Form 10-QSB report.

      In the opinion of management, all adjustments necessary for a fair presentation of the result for the interim period have been made.

4.    Income Taxes:

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

      As discussed in Note 1, the assets and liabilities of the Company, except for $950,000 retained for working capital purposes, were transferred to the Reorganization and Product Liability Trusts, respectively, effective February 28, 1990, in accordance with the Plan. Although the matter is not free from doubt, these Trusts have been treated as grantor trusts. Accordingly, taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Trusts are reflected on the federal income tax return of Ranger Industries, Inc., although such assets and liabilities are not presented in these financial statements (also see Note 5).

      Tax expense or benefit is attributable to Federal and state taxes due.

714781.2

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                     ------

4.    Income Taxes, Continued:

      At March 31, 1998 and December 31, 1997, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $192 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At March 31, 1998 and December 31, 1997, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $168 million which will begin to expire in the year 2002. The Company also had approximately $7.7 million in tax credit carryforwards at March 31, 1998 and December 31, 1997. At the current regular tax rates, the taxable income equivalent of the credit carryforwards is approximately $22.6 million.

      Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 5).

      At March 31, 1998 and December 31, 1997, the only remaining book and tax base differentials related to the claim settlement activities of the Product Liability Trust. Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards. The Company's tax liabilities are attributable to state minimum taxes and federal alternative minimum tax.

714781.2

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                     ------


5.    Treasury Regulation:

      On January 6, 1992, the Department of the Treasury promulgated new Treasury Regulations. These regulations interpret Section 269 of the Internal Revenue Code which permits the Internal Revenue Service to deny corporations the ability to use tax benefits, such as net operating losses ("NOLs"), where control of the corporation was acquired for the principal purpose of avoiding tax. The regulations provide that if a corporation in a bankruptcy reorganization that qualifies for an exemption from the general rule limiting the use of net operating loss carryforwards does not carry on a significant amount of an active trade or business during and subsequent to such bankruptcy reorganization, the Internal Revenue Service will presume, absent a showing of strong evidence to the contrary, that the principal purpose of the reorganization was to evade or avoid Federal income tax and that Section 269 should apply. The regulations are only effective, by their terms, with respect to acquisitions of control of corporations occurring after August 14, 1990 and, accordingly, they do not apply to Ranger Industries, Inc.

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

714781.2

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                     ------


6.    PGI Indebtedness:

      On March 9, 1998, the Company issued 788,644 shares of its $.01 par value common stock in exchange for the cancellation of the amount owed to PGI as of February 10, 1998. The exchange value of $.6211/share was determined using the weighted average of the closing prices of the Company's common stock for the 30-day period prior to February 20, 1998, the date of the agreement.

7.    Related Party Transactions:

      The Company had an agreement with M.D. Sass Associates, Inc. ("SASS") of which James B. Rubin is Senior Managing Director, under which SASS provided accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $4,800 for these services for the quarter ended March 31, 1997. In connection with the change in control described in Note 2, this agreement was terminated. All amounts owed to SASS in connection with this agreement were paid during the quarter ended September 30, 1997.

      Effective August 1, 1990, Mr. Rubin, as Chief Executive Officer, was entitled to an annual salary of $50,000, through the date of the change in control (see Note 2). All fees for his services are included in administrative expenses in the 1997 financial statements. All amounts owed to Mr. Rubin in connection with this agreement were paid during the quarter ended September 30, 1997.

      Also, see Notes 2 and 6.

714781.2

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Overview. The Registrant emerged from a Chapter 11 bankruptcy proceeding in 1990 with $950,000 in cash and no liabilities. In the years from 1990 through 1996, the Registrant's only material source of revenue was interest on its cash, except that in the last quarter of 1996, the Registrant received a distribution of approximately $75,000 from a trust (the "Reorganization Trust") which was established in the bankruptcy proceeding to liquidate the Registrant's assets and distribute the net proceeds to the claimants in the bankruptcy proceeding. In the period from 1990 through 1996, the Registrant's expenses always exceeded earnings. As of December 31, 1996, the Registrant had a retained deficit of approximately $1,046,000, and, as of that date, had no business and no material financial resources. Current management gained control of the Registrant in a proxy contest that ended in the third quarter of 1997. In the fourth quarter of 1997, the Registrant received approximately $800,000 from a bankruptcy claim filed by the Registrant in 1983.

         As a result of the receipt of $800,000 in the last quarter of 1997, the Registrant now has sufficient liquidity to meet its current operating expenses for the foreseeable future. The Registrant's cash on hand was approximately $763,000 as of March 31, 1998, and the Registrant's projected operating costs and expenses for the fiscal year ending December 31, 1998, are approximately $100,000. Average annual operating expenses in the years 1994 - 1996 were approximately $174,000. Operating expenses in 1997 were substantially higher than in the prior years because of the expenses incurred in connection with the proxy contest.

         Business Plans, Liquidity and Financial Resources. The Registrant's financial resources at the present time, other than its cash on hand, are (i) a remainder interest in the Product Liability Trust which would become payable to the Registrant, if ever, in 2020, and (ii) the possible utility of net operating loss carryforwards of approximately $192 million as of March 31, 1998. See Note 4, Income Taxes, in the Condensed Financial Statements (unaudited) included in
Part I of this Report.

          Product Liability Trust. The Product Liability Trust processes and liquidates product liability claims asserted and makes distributions to holders of settled or adjudicated claims. The trust contained assets of approximately $12 million as of March 31, 1998. Under the terms of the Product Liability Trust, the residual funds, if any, remaining after distribution of all Trust assets to pay product liability claims and expenses would be distributed to the Registrant on February 28, 2020. The bankruptcy court is authorized to permit an earlier payout in its discretion, and the Registrant may apply to the bankruptcy court seeking early termination of the Trust. The Registrant does not expect to consider making such an application until claims against the Trust are settled.


712867.7
                                       10

          NOL'S. The NOL's have sheltered the Registrant's modest interest income and the income of the Product Liability Trust. The income of the Product Liability Trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOL's is uncertain.

         Changes in Financial Condition. The Registrant's financial condition is set forth in the Balance Sheets as of March 31, 1998 and December 31, 1997. The changes in financial condition between the two dates resulted mainly from the exchange of debt owed to a shareholder which is an affiliate of a director of the Registrant for the Registrant's issuance to such shareholder of 788,644 shares of its Common Stock. Interest income (net of interest expense) in the quarter ended March 31, 1988 ("First Quarter '98") was approximately $3,764, compared to $7 for the quarter ended March 31, 1997 ("First Quarter '97"), because of the interest earned on the $800,000 bankruptcy distribution received in the fourth quarter of 1997. Interest expense for the balance of 1998 is expected to be immaterial. Net comprehensive loss for the First Quarter '98 was approximately ($21,000), compared to approximately ($49,000) in the First Quarter '97, principally because of current management's success in reducing operating costs.


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         The Registrant issued 788,644 shares (the "Exchange Shares") of its authorized but theretofore unissued common stock, $0.01 par value (the "Common Stock") on March 9, 1998, in exchange for aggregate indebtedness owed by the Registrant to an affiliate of a director in the amount of $483,616. The exchange rate was $0.6211 per share, which was based upon the average price per share quoted on the OTC Bulletin Board for the 30 days ended February 20, 1998. The issuance of the Exchange Shares is exempt under Section 4(2) from the registration requirements of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit  27.      Financial Data Schedule for First Quarter of 1998.

(b)      Reports on Form 8-K:  None.

712867.7
                                       11

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

                           Ranger Industries, Inc., the Registrant


Date:  May 14, 1998        By: /s/ Morton E. Handel
                              ---------------------
                                Morton E. Handel, President, Chief Executive
                                  Officer and Acting Chief Financial Officer

712867.7
                                       12