Form 10-Q
period 1998-06-30
RANGER INDUSTRIES INC
filed 1998-08-13
CIK 21610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934
         For the transition period from               to
                                        ----------        ---------------------

                  Commission File Number:            1-5673

 .............................RANGER INDUSTRIES, INC.............................
        (Exact name of small business issuer as specified in its charter)

         Connecticut                                      06-0768904
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                One Regency Drive
 .........................Bloomfield, Connecticut 06002.........................
                    (Address of principal executive offices)

 ..................................(860) 726-1208................................
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.               Yes [X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (August 12, 1998): 5,288,644 shares

Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

744073.3

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)

                            CONDENSED BALANCE SHEETS

                       June 30, 1998 and December 31, 1997
                                     -------



                                     ASSETS


                                                                    June 30,        December 31,
                                                                      1998              1997
                                                                      ----              ----
                                                                  (Unaudited)

Current assets:
    Cash and equivalents                                           $   752,973       $ 784,800
    Prepaid expenses                                                     7,744          -
    Bad debt recovery receivable                                         1,892          -
    Income tax receivable                                                  946           3,446
                                                                   -----------       ---------

               Total assets                                        $   763,555       $ 788,246
                                                                   ===========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other liabilities                         $    26,248      $   19,918
    Accrued interest payable                                            -               16,337
    Note payable to Pure Group, Inc.                                    -              196,477
    Other amounts owed to Pure Group, Inc.                              -              265,303
                                                                   -----------       ---------

               Total liabilities                                        26,248         498,035
                                                                   -----------       ---------

Stockholders' equity:
    Common stock                                                        47,886          40,000
    Capital in excess of par value                                   1,460,729         985,000
    Retained deficit                                                  (771,308)       (734,789)
                                                                   -----------       ---------
               Total stockholders' equity                              737,307         290,211
                                                                   -----------       ---------

               Total liabilities and stockholders' equity          $   763,555       $ 788,246
                                                                   ===========       =========


                   The accompanying notes are an integral part
                      of the condensed financial statements.



744073.3
                                        2

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  for the quarters ended June 30, 1998 and 1997

                                   (Unaudited)
                                     -------





                                                        1998           1997
                                                        ----           ----

Net sales                                             $   -          $   -
                                                      ----------     ----------

Operating costs and expenses:
    Administrative expenses                               12,163         35,801
    Legal and settlement expenses                         10,554         73,400

Other income and expenses:
    Interest income                                        9,126         -
                                                      ----------     ----------
           Loss before income taxes                      (13,591)      (109,201)
                                                      ----------      ----------

Provision for income taxes                                 2,100          8,000
                                                      ----------     ----------

           Net comprehensive loss                        (15,691)      (117,201)
                                                      ----------     ----------

Basic loss per share                                       (.01)    $     (.03)
                                                      ==========     ==========

Weighted average common stock outstanding              4,788,644      4,000,000
                                                      ==========      =========




                   The accompanying notes are an integral part
                      of the condensed financial statements.



744073.3
                                        3

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                 for the six months ended June 30, 1998 and 1997

                                   (Unaudited)
                                     -------




                                                           1998         1997
                                                           ----         ----

Net sales                                            $      -        $    -
                                                     -----------     ----------

Operating costs and expenses:
    Administrative expenses                              22,425          61,225
    Legal and settlement expenses                        22,384          97,000

Other income and expenses:
    Interest expense                                     (5,498)           -
    Interest income                                      18,388               7
                                                     ----------      ----------
           Loss before income taxes                     (31,919)       (158,218)
                                                     ----------      ----------

Provision for income taxes                                4,600           8,000
                                                     ----------      ----------

           Net comprehensive loss                       (36,519)       (166,218)
                                                     ----------      ----------

Basic loss per share                                 $     (.01)     $     (.04)
                                                      ===========     ==========

Weighted average common stock outstanding            4,492,358        4,000,000
                                                     =========       ==========






                   The accompanying notes are an integral part
                      of the condensed financial statements.



744073.3
                                        4

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)

                       CONDENSED STATEMENTS OF CASH FLOWS

                 for the six months ended June 30, 1998 and 1997

                                   (Unaudited)
                                     -------



                                                                           1997              1996
                                                                           ----              ----

Cash flows from operating activities:
    Net comprehensive loss                                               $(36,519)        $(166,218)
                                                                         --------         ---------
    Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
         Interest expense settled in shares of Ranger stock                 5,498            -
         Changes in assets and liabilities:
           Receivables                                                        608             2,931
           Prepaid expenses                                                (7,744)          (16,456)
           Accounts payable, accrued liabilities and interest payable       6,330           137,878
                                                                         --------         ---------
              Total adjustments                                             4,692           124,353
                                                                         --------         ---------

              Net cash used in operating activities                       (31,827)          (41,865)
                                                                         --------         ---------

Cash and cash equivalents at beginning of period                          784,800            43,009
                                                                         --------         ---------

Cash and cash equivalents at end of period                               $752,973         $   1,144
                                                                         ========         =========


Noncash transactions:
    Common stock issued in exchange for the cancellation
      of amount owed to PGI                                              $483,616         $  -
                                                                         ========         =========



                   The accompanying notes are an integral part
                      of the condensed financial statements.



744073.3
                                        5

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


                                   ----------

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

       The Plan provided for the creation of a Reorganization Trust in order to liquidate the Registrant's remaining assets (other than the $950,000 in cash retained by the Registrant) and effectuate distributions thereof to the Registrant's creditors. The Reorganization Trust completed the distribution of its assets in May 1996 and was terminated by order of the bankruptcy court on August 27, 1996.

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

744073.3
                                        6

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued


                                   ----------






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

       Tax expense or benefit is attributable to state minimum taxes and Federal alternative minimum tax.

744073.3
                                       7

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued


                                    --------






4.     Income Taxes, Continued:

       At June 30, 1998 and December 31, 1997, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $192 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At June 30, 1998 and December 31, 1997, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $168 million which will also begin to expire in the year 2002. The Company also had approximately $7.7 carryforwards at June 30, 1998 and December 31, 1997, respectively. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $22.6 million.

       Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 5).

       At June 30, 1998 and December 31, 1997, the only remaining book and tax base differentials related to the claim settlement activities of the Product Liability Trust. Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards. The Company's tax liabilities are attributable to state minimum taxes and federal alternative minimum tax.



744073.3
                                        8

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued


                                  -----------






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

       Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses to Hasbro and the Company's switch to a new business of acquiring investments, it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $192 million of net operating loss carryforwards. This could have a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The condensed financial statements do not include any adjustments that might result from the resolution of these uncertainties.

6.     PGI Indebtedness:

       On March 9, 1998, the Company issued 788,644 shares of its $.01 par value common stock in exchange for the cancellation of the amount owed to PGI as of February 10, 1998. The exchange value of $.6132/share was determined using the weighted average of the closing prices of the Company's common stock for the 30-day period prior to February 20, 1998, the date of the agreement.

744073.3
                                        9

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued


                                    --------






7.     Related Party Transactions:

       The Company had an Agreement with M.D. Sass Associates, Inc. ("SASS") of which James B. Rubin is Senior Managing Director, under which SASS provided accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $4,800 for these services for the quarter ended June 30, 1997. In connection with the change in control described in Note 2, this agreement was terminated. All amounts owed to SASS in connection with this agreement were paid during the quarter ended September 30, 1997.

       Effective August 1, 1990, Mr. Rubin, as Chief Executive Officer, was entitled to an annual salary of $50,000, through the date of the change in control (see Note 2). All fees for his services are included in administrative expenses in the condensed financial statements. All amounts owed to Mr. Rubin in connection with this agreement were paid during the quarter ended September 30, 1997.

       Also, see Notes 2 and 6.







744073.3
                                       10

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

         As a result of the receipt of $800,000 in the last quarter of 1997, the Registrant now has sufficient liquidity to meet its current operating expenses for the foreseeable future. The Registrant's cash on hand was approximately $753,000 as of June 30, 1998, and the Registrant's projected cash operating costs and expenses for the fiscal year ending December 31, 1998, are approximately $100,000. Average annual operating expenses in the years 1994 - 1996 were approximately $174,000. Operating expenses in 1997 were substantially higher than in the prior years because of the expenses incurred in connection with the proxy contest.

         Business Plans, Liquidity and Financial Resources. The Registrant's financial resources at the present time, other than its cash on hand, are (i) a remainder interest in the Product Liability Trust which would become payable to the Registrant, if ever, in 2020, and (ii) the possible utility of net operating loss carryforwards of approximately $192 million as of June 30, 1998. See Note 4, Income Taxes, in the Condensed Financial Statements (unaudited) included in
Part I of this Report.

         Product Liability Trust. The Product Liability Trust processes and liquidates product liability claims asserted and makes distributions to holders of settled or adjudicated claims. The trust contained assets of approximately $12 million as of June 30, 1998. Under the terms of the Product Liability Trust, the residual funds, if any, remaining after distribution of all Trust assets to pay product liability claims and expenses would be distributed to the Registrant on February 28, 2020. The bankruptcy court is authorized to permit an earlier payout in its discretion, and the Registrant may apply to the bankruptcy court seeking early termination of the Trust. The Registrant does not expect to consider making such an application until claims against the Trust are settled.


744073.3
                                       11

         NOL'S. The NOL's have sheltered the Registrant's modest interest income and the income of the Product Liability Trust. The income of the Product Liability Trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOL's is uncertain.

         Employment Agreement for Chief Executive Officer. The Company's only executive officer, Mr. Morton E. Handel, has served without compensation since he took office in the third quarter of 1997. Because of the Company's lack of income or cash flow, and because of the need to conserve the Company's limited cash resources, Mr. Handel has offered to continue his service as the Company's executive officer without receiving any regular cash salary. As more fully set forth in Item 2 of Part II, in the third quarter of 1998, the Company entered into a five-year employment agreement with Mr. Handel, under which he has received 500,000 shares of the Company's Common Stock (of which 400,000 shares are subject to forfeiture hereafter in certain circumstances) and certain cash payments if and when the Company receives cash distributions from the Products Liability Trust. The fair market value of the Employment Shares as of August 4, 1998, will be an expense to the Registrant over the five year term of the employment agreement.

         Changes in Financial Condition. The Registrant's financial condition is set forth in the Balance Sheets as of June 30, 1998 and December 31, 1997. The changes in financial condition between the two dates resulted mainly from the exchange of debt owed to a shareholder which is an affiliate of a director of the Registrant for the Registrant's issuance to such shareholder of 788,644 shares of its Common Stock.

         Interest income (net of interest expense) in the quarter ended June 30, 1998 ("Second Quarter '98") was approximately $9,000, compared to none for the quarter ended June 30, 1997 ("Second Quarter '97"), because of the interest earned on the $800,000 bankruptcy distribution received in the fourth quarter of 1997. Interest expense for the balance of 1998 is expected to be immaterial. Net comprehensive loss for the Second Quarter '98 was approximately ($16,000), compared to approximately ($117,000) in the Second Quarter '97, principally because of current management's success in reducing operating costs, and the non-recurrence of expenses in connection with the 1997 proxy contest.

         Interest income (net of interest expense) in the six months ended June 30, 1998 ("First Half '98") was approximately $13,000, compared to none for the six months ended June 30, 1997 ("First Half '97"), because of the interest earned on the $800,000 bankruptcy distribution received in the fourth quarter of 1997 and the elimination of interest expense by the exchange in March 1998 of debt owed to a shareholder for shares of common stock. Net comprehensive loss for the First Half '98 was approximately ($37,000), compared to approximately ($166,000) in the First Half '97, principally because of current management's success in reducing operating costs, and the non-recurrence of expenses incurred in connection with the 1997 proxy contest.



744073.3
                                       12

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         Effective August 4, 1998, the Registrant entered into a 5-year employment agreement (the "Employment Agreement") with Mr. Morton E. Handel, its chief executive officer, and pursuant thereto, issued 500,000 shares (the "Employment Shares") of Common Stock to Mr. Handel. The Employment Shares have not been registered under the Securities Act of 1933, as amended (the "Act"), based upon an exemption from such registration requirements in Section 4(2) of the Act. The Registrant received no cash consideration for the issuance of the Employment Shares.

         Only 100,000 (the "Vested Shares") of the Employment Shares are indefeasibly vested in Mr. Handel at this time. The balance of the Employment Shares become indefeasibly vested in tranches of 100,000 per year on the first through fourth anniversaries of the Employment Agreement, or in full upon the earlier occurrence of certain contingencies specified in the Employment Agreement. Under the terms of the Employment Agreement, Mr. Handel will receive no cash compensation except upon the occurrence of certain contingencies specified in the Employment Agreement. A copy of the Employment Agreement is filed herewith as Exhibit 10.2.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit 10.2      Employment  agreement  dated August 4, 1998,  between
                           the Registrant and Mr. Morton E. Handel.

         Exhibit  27.      Financial Data Schedule for Second Quarter of 1998.

(b)      Reports on Form 8-K:  None.

744073.3
                                       13

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Ranger Industries, Inc., the Registrant


Date: August 12, 1998  By: /s/ Morton E. Handel
                           ----------------------------------------------------
                            Morton E. Handel, President, Chief Executive Officer
                                   and Acting Chief Financial Officer

744073.3