Form 10-Q
period 1998-09-30
RANGER INDUSTRIES INC
filed 1998-11-16
CIK 21610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934
         For the transition period from _________    to   _____________________


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.               Yes /X/   No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (August 12, 1998): 5,288,644 shares

Transitional Small Business Disclosure Format (check one):   Yes / /    No /X/

744634.6

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)

                            CONDENSED BALANCE SHEETS

                    September 30, 1998 and December 31, 1997
                                     -------



                                     ASSETS


                                                                  September 30,      December 31,
                                                                      1998              1997
                                                                      ----              ----
                                                                  (Unaudited)

Current assets:
    Cash and equivalents                                           $   781,792       $ 784,800
    Prepaid expenses                                                    35,418            -
    Income tax receivable                                                4,642           3,446
                                                                   -----------       ---------
               Total current assets                                    821,852         788,246

Other assets:
    Prepaid compensation expense                                        91,003            -
                                                                   -----------       ---------

               Total assets                                        $   912,855       $ 788,246
                                                                   ===========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and other liabilities                         $    26,248      $   19,918
    Deferred Income taxes                                                2,708
    Accrued interest payable                                              -             16,337
    Note payable to Pure Group, Inc.                                      -            196,477
    Other amounts owed to Pure Group, Inc.                                -            265,303
                                                                   -----------       ---------

               Total current liabilities                                20,368         498,035

Non-current liabilities:
    Deferred income taxes                                                8,391            -
                                                                   -----------       ---------

               Total liabilities                                        20,368         498,035
                                                                   -----------       ---------

Stockholders' equity:
    Common stock                                                        52,886          40,000
    Capital in excess of par value                                   1,661,330         985,000
    Retained deficit                                                  (830,120)       (734,789)
                                                                   -----------       ---------
               Total stockholders' equity                              884,096         290,211
                                                                   -----------       ---------

               Total liabilities and stockholders' equity          $   912,855       $ 788,246
                                                                   ===========       =========


                   The accompanying notes are an integral part
                      of the condensed financial statements.



744634.6
                                        2

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  for the quarters ended September 30, 1998 and 1997

                                   (Unaudited)
                                     -------





                                                        1998           1997
                                                        ----           ----

Net sales                                             $    -          $   -
                                                      ----------     ----------

Operating costs and expenses:
    Administrative expenses                               59,983         37,513
    Legal and settlement expenses                          2,000          7,020
    Proxy contest and annual meetings expenses              -           249,815

Other income and (expenses):
    Bad debt recoveries income                               711        802,160
    Interest expense                                        -            (8,082)
    Interest income                                        8,959           -
                                                      ----------     ----------
           Income (loss) before income taxes             (52,313)       499,730
                                                      ----------     ----------

Provision (benefit) for income taxes                       2,100          8,000
    Current                                               (4,600)          -
    Deferred                                              11,099           -
                                                      ----------     ----------

           Net comprehensive income loss                 (58,812)       499,730
                                                      ----------     ----------

Basic income (loss) per share                         $     (.01)    $     (.03)
                                                      ==========     ==========

Weighted average common stock outstanding              4,893,040      4,000,000
                                                      ==========      =========




                   The accompanying notes are an integral part
                      of the condensed financial statements.



744634.6
                                        3

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

              for the nine months ended September 30, 1998 and 1997

                                   (Unaudited)
                                     -------




                                                           1998         1997
                                                           ----         ----

Net sales                                            $      -        $    -
                                                     -----------     ----------

Operating costs and expenses:
    Administrative expenses                              84,300          98,738
    Legal and settlement expenses                        24,384         104,020
    Proxy contest and annual meeting expenses              -            249,815

Other income and (expenses):
    Bad debt recoveries income                            2,603         802,160
    Interest expense                                     (5,498)         (8,082)
    Interest income                                      27,347               7
                                                     ----------      ----------
           Income loss before income taxes              (84,232)        341,512

                                                     ----------      ----------

Provision for income taxes:
    Current                                                -              8,000
    Deferred                                             11,099            -
                                                     ----------      ----------

           Net comprehensive income (loss)              (95,331)        333,512
                                                     ----------      ----------

Basic income (loss) per share                        $     (.02)     $     (.08)
                                                     ===========     ==========

Weighted average common stock outstanding             4,696,601       4,000,000
                                                     ==========      ==========






                   The accompanying notes are an integral part
                      of the condensed financial statements.



744634.6
                                        4

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)

                       CONDENSED STATEMENTS OF CASH FLOWS

              for the nine months ended September 30, 1998 and 1997

                                   (Unaudited)
                                     -------



                                                                           1997              1996
                                                                           ----              ----

Cash flows from operating activities:
    Net comprehensive income (loss) to                                   $(95,331)        $ 333,512
                                                                         --------         ---------
    Adjustments to reconcile net comprehensive loss to
      net cash used in operating activities:
         Interest expense settled in shares of Ranger stock                 5,498              -
         Compensation expense settled in shares of Ranger stock            36,997              -
         Changes in assets and liabilities:

           Bad debt recoveries receivables                                 (1,196)             -
           Prepaid expenses                                                (3,418)           (7,706)
           Accounts payable, accrued liabilities and interest payable      (2,258)          (15,897)
           Increase in deferred income taxes                               11,099
                                                                         --------         ---------
              Total adjustments                                             4,692           124,353
                                                                         --------         ---------

              Net cash used in operating activities                       (31,827)          (41,865)
                                                                         --------         ---------

Cash flows from financing activities:
    Distribution from reorganization trust                                 45,601              -
    Proceeds from note payable to Pure Group, Inc.                           -              196,477
    Other proceeds from Pure Group, Inc.                                     -              263,338
                                                                         --------         ---------
         Net cash provided by financing activities                         45,601           459,815

Net decrease in cash and cash equivalents

Cash and cash equivalents at beginning of period                          784,800            43,009
                                                                         --------         ---------

Cash and cash equivalents at end of period                               $781,792         $  13,504
                                                                         ========         =========


Noncash transactions:
    Common stock issued in exchange for the cancellation
      of amount owed to PGI                                              $483,616         $  -
                                                                         ========         =========

Common stock issued in exchange for employment services                  $160,000         $  -
                                                                         ========         =========



                   The accompanying notes are an integral part
                      of the condensed financial statements.



744634.6
                                        5

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     -------




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

         The Plan provided for the creation of a Reorganization Trust in order to liquidate the Registrant's remaining assets (other than the $950,000 in cash retained by the Registrant) and effectuate distributions thereof to the Registrant's creditors. The Reorganization Trust completed the distribution of its assets in May, 1996 and was terminated by order of the bankruptcy court on August 27, 1996. Also see Note 8.

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





774634.6
                                        6

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
                                     -------






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

774634.6
                                        7

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
                                     -------






         although such assets and liabilities are not presented in these financial statements (also see Note 5).

         Tax expense or benefit is attributable to state taxes and Federal alternative minimum tax.



4.       Income Taxes, Continued:

         At September 30, 1998 and December 31, 1997, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $182.1 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At September 30, 1998 and December 31, 1997 the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $153.8 million which will also begin to expire in the year 2002. The Company also had approximately $7.7 million of tax credit carryforwards at September 30, 1998 and December 31, 1997 respectively. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $22.6 million.

         Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 5).

         At September 30, 1998, the Company had deferred tax liabilities of $11,099, a compensation expense temporary difference. There were no deferred tax liabilities at December 31, 1997. Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards.








774634.6
                                        8

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
                                     -------






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

         Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $182.1 million of net operating loss carryforwards. This could have a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The condensed financial statements do not include any adjustments that might result from the resolution of these uncertainties.

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

774634.6
                                        9

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
                                     -------








7.       Stock Compensation:

         On August 4, 1998, the Company entered into a five-year Employee Agreement (the "Agreement") with Mr. Morton E. Handel, where Mr. Handel will serve as the Company's Chief Executive Officer and President. As base compensation, in lieu of cash, Mr. Handel received 500,000 shares of the Company's stock, one-fifth of which is immediately vested and non-forfeitable as of the date of the Agreement. Mr. Handel will vest an additional 20 percent each year over the next four anniversaries of the Agreement.

         The estimated market value of the stock award was $160,000 or $.32 per share. The Company will incur compensation expense based on the vesting terms included in the Agreement. For the quarter ended September 30, 1998, the Company recognized compensation expense of $40,031, including related taxes, in connection with this stock award, which is included in administrative expenses in the condensed financial statements.



8.       Distribution from Ranger Industries, Inc.'s Reorganization Trust:

         As described in Note 1, the Reorganization Trust made what was expected to be its final distribution to creditors on May 29, 1996. In August 1998, however, the Company received an additional distribution of $45,601 from the former Reorganization Trust's trustee. This amount has been reflected as an adjustment to the original capitalization of the Company and, accordingly, is included in capital in excess of par value at September 30, 1998.



9.       Related Party Transactions:

         The Company had an Agreement with M.D. Sass Associates, Inc. ("SASS") of which James B. Rubin is Senior Managing Director, under which SASS provided accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $4,800 for these services for each of the quarters ended March 31, and June 30, 1997. In connection with






774634.6
                                       10

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued
                                     -------






         the change in control described in Note 2, this agreement was terminated. All amounts owed to SASS in connection with this agreement were paid during the quarter ended September 30, 1997.

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

         Also, see Notes 2, 6 and 7.







774634.6
                                       11

    Item 2.  Management's Discussion and Analysis or Plan of Operation.



         Overview. The Registrant emerged from a Chapter 11 bankruptcy proceeding in 1990 with $950,000 in cash and no liabilities. In the years from 1990 through 1996, the Registrant's only material source of revenue was interest on its cash, except that in the last quarter of 1996, the Registrant received a distribution of approximately $75,000 from a trust (the "Reorganization Trust") which was established in the bankruptcy proceeding to liquidate the Registrant's assets and distribute the net proceeds to the claimants in the bankruptcy proceeding. In the period from 1990 through 1996, the Registrant's expenses always exceeded earnings. As of December 31, 1996, the Registrant had a retained deficit of approximately $1,046,000, and, as of that date, had no business and no material financial resources. Current management gained control of the Registrant in a proxy contest that ended in the third quarter of 1997. In the fourth quarter of 1997, the Registrant received approximately $800,000 from a bankruptcy claim filed by the Registrant in 1983. In the third quarter of 1998, the Registrant received a distribution of approximately $46,000 from the trustee of the Reorganization Trust.



         As a result of the receipt of $800,000 in the last quarter of 1997 and $46,000 in the third quarter of 1998, the Registrant now has sufficient liquidity to meet its current operating expenses for the foreseeable future. The Registrant's cash on hand was approximately $782,000 as of September 30, 1998, and the Registrant's projected cash operating costs and expenses for the fiscal year ending December 31, 1998, are approximately $100,000. Average annual operating expenses in the years 1994 - 1996 were approximately $174,000. Operating expenses in 1997 were substantially higher than in the prior years because of the expenses incurred in connection with the proxy contest.



         Business Plans, Liquidity and Financial Resources. The Registrant's financial resources at the present time, other than its cash on hand, are
    (i) a remainder interest in the Product Liability Trust (see the following paragraph), and (ii) the possible utility of net operating loss carryforwards ("NOLs") of approximately $182 million as of September 30, 1998. See Note 4, Income Taxes, in the Condensed Financial Statements (unaudited) included in Part I of this Report.






774634.6
                                       12

         Product Liability Trust. The Product Liability Trust processes and liquidates product liability claims asserted and makes distributions to holders of settled or adjudicated claims. The trust contained assets of approximately $12 million as of September 30, 1998. Under the terms of the Product Liability Trust, the residual funds, if any, remaining after distribution of all Trust assets to pay product liability claims and expenses would be distributed to the Registrant on February 28, 2020. The bankruptcy court is authorized to permit an earlier payout in its discretion, and the Registrant may apply to the bankruptcy court seeking early termination of the Trust. The Registrant does not expect to consider making such an application until claims against the Trust are settled.



         NOLs. The NOLs have sheltered the Registrant's modest interest income and the income of the Product Liability Trust. The income of the Product Liability Trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOLs is uncertain.



         Employment Agreement for Chief Executive Officer. The Company's only executive officer, Mr. Morton E. Handel, served without compensation from the third quarter of 1997, when he took office, until the third quarter of 1998. Because of the Company's lack of income or cash flow, and because of the need to conserve the Company's limited cash resources, Mr. Handel offered to continue his service as the Company's executive officer through and beyond the third quarter of 1998 without receiving any regular cash salary. As more fully set forth in the Registrant's quarterly report on Form 10-QSB for the second quarter of 1998, the Company entered into a five-year employment agreement with Mr. Handel, effective August 4, 1998, under which he has received 500,000 shares of the Company's Common Stock (of which 400,000 shares are subject to forfeiture in certain circumstances) (the "Employment Shares") and certain cash payments if and when the Company receives cash distributions from the Product Liability Trust. The estimated fair market value of the Employment Shares as of August 4, 1998, will be an expense to the Registrant over the four-year vesting term of the employment agreement.



         Changes in Financial Condition. The Registrant's financial condition is set forth in the Balance Sheets as of September 30, 1998 and December 31, 1997. The changes in financial condition between the two dates resulted mainly from the exchange of debt owed to a shareholder which is an affiliate of a director of the Registrant for the Registrant's issuance to that shareholder of 788,644 shares of the Registrant's Common Stock.




774634.6
                                       13

         Net interest income (expense) in the quarter ended September 30, 1998 ("Third Quarter '98") was approximately $9,000, compared to none for the quarter ended September 30, 1997 ("Third Quarter '97"), because of the interest earned on the $800,000 bankruptcy distribution received in the fourth quarter of 1997 and on the $46,000 distribution received in August 1998. Interest expense for the balance of 1998 is expected to be approximately $6,000. Net comprehensive income (loss) for the Third Quarter '98 was approximately ($59,000), compared to approximately $500,000 in the Third Quarter '97, principally because of the entry, in the third quarter of 1997, of a receivable corresponding to the approximately $800,000 received by the Registrant in the fourth quarter of 1997 from a bankruptcy claim filed by the Registrant in 1983.



         Net interest income (expense) in the nine months ended September 30, 1998 ("First Three Quarters '98") was approximately $22,000, compared to ($8,000) for the nine months ended September 30, 1997 ("First Three Quarters '97"), because of the interest earned on the $800,000 bankruptcy distribution received in the fourth quarter of 1997 and on the $46,000 distribution received in August 1998, and because of the elimination of interest expense by the exchange in March 1998 of debt owed to a shareholder for shares of common stock. Net comprehensive income (loss) for the First Three Quarters '98 was approximately ($95,000), compared to approximately $334,000 in the First Three Quarters '97, principally because of the entry, in the third quarter of 1997, of a receivable corresponding to the approximately $800,000 received by the Registrant in the fourth quarter of 1997 from a bankruptcy claim filed by the Registrant in 1983.



         Year 2000 Issues. The Registrant does not use a computer to maintain its financial records at this time. The Registrant therefore (i) considers itself ready to deal with the transition to the year 2000; (ii) expects to bear no significant costs associated with addressing the Year 2000 problem; and (iii) believes that its Year 2000 issues present it with no material risks. The Registrant cannot be certain that BankBoston, the bank where most of the Registrant's cash is kept in the form of accounts, will be free from Year 2000 difficulties. The Registrant believes, however, that those accounts are safe from any material risk associated with the Year 2000 problem. The Registrant has not considered it necessary to make contingency plans for dealing with the Year 2000 problem and it has not done so.








774634.6
                                       14

                           PART II - OTHER INFORMATION



    Item 6.  Exhibits and Reports on Form 8-K.



    (a)   Exhibit  27.       Financial Data Schedule for Third Quarter of 1998.



    (b)   Reports on Form 8-K:  None.




774634.6
                                       15

                                   SIGNATURES



               In accordance with the requirements of the Exchange Act, the Registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.



                                     Ranger Industries, Inc., the Registrant





     Date:  November 13, 1998       By:   /s/ Morton E. Handel
                                          --------------------------------------
                                          Morton E. Handel
                                          President, Chief Executive Officer and
                                                 Acting Chief Financial Officer






774634.6