Form 10-Q/A
period 1998-09-30
RANGER INDUSTRIES INC
filed 1998-12-18
CIK 21610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934
         For the transition period from _________________ to ________________

                  Commission File Number:            1-5673

 ............................RANGER INDUSTRIES, INC.............................
        (Exact name of small business issuer as specified in its charter)

         Connecticut                                    06-0768904
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                One Regency Drive
 ........................Bloomfield,  Connecticut 06002.........................
                    (Address of principal executive offices)

 .................................(860) 726-1208................................
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                    Yes         /X/              No  /  /



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 12, 1998): 5,288,644 shares


Transitional Small Business Disclosure Format (check one): Yes /  /   No    /X/


774634.6
                                        1

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                            CONDENSED BALANCE SHEETS

                    September 30, 1998 and December 31, 1997
                                     -------

                                     ASSETS

                                         September 30,      December 31,
                                            1998               1997
                                            ----               ----
                                         (Unaudited)

Current assets:
    Cash and equivalents                  $   781,792        $ 784,800
    Prepaid expenses                           35,418           -
    Income tax receivable                       4,642            3,446
                                        -------------     ------------

               Total current assets           821,852          788,246

Other assets:
    Prepaid compensation expense               91,003           -
                                        ------------- ----------------

               Total assets               $   912,855        $ 788,246
                                          ===========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable and other liabilities      $     17,660       $   19,918
    Deferred Income taxes                              2,708
    Accrued interest payable                          -                16,337
    Note payable to Pure Group, Inc.                  -               196,477
    Other amounts owed to Pure Group, Inc.            -               265,303
                                                 -----------       ----------


               Total current  liabilities             20,368          498,035

Non-current liabilities:
    Deferred income taxes                              8,391         -
                                                 -----------       ----------


               Total liabilities                      28,759          498,035
                                                 -----------       ----------

Stockholders' equity:
    Common stock                                      52,886           40,000
    Capital in excess of par value                 1,661,330          985,000
    Retained deficit                                (830,120)        (734,789)
                                                 -----------       ----------
            Total stockholders' equity               884,096          290,211
                                                 -----------       ----------

            Total liabilities and
               stockholders' equity              $   912,855        $ 788,246
                                                 ===========       ==========

                   The accompanying notes are an integral part
                     of the condensed financial statements.


774634.6
                                        2

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

               for the quarters ended September 30, 1998 and 1997

                                   (Unaudited)
                                     -------




                                                      1998              1997
                                                      ----              ----

Net sales                                         $    -             $   -
                                                  ------------       ----------

Operating costs and expenses:
    Administrative expenses                           59,983           37,513
    Legal and settlement expenses                      2,000            7,020
    Proxy contest and annual meetings expenses           -            249,815

Other income and (expenses):
    Bad debt recoveries income                           711          802,160
    Interest expense                                     -             (8,082)
    Interest income                                    8,959             -
                                                  -------------      ----------
           Income (loss) before income taxes         (52,313)         499,730

Provision (benefit) for income taxes
    Current                                           (4,600)            -
    Deferred                                          11,099             -
                                                  -------------      ----------

           Net comprehensive income (loss)           (58,812)         499,730
                                                  -------------      ----------


Basic income (loss) per  share                     $     (.01)       $    .12
                                                  =============      ==========


Weighted average common stock outstanding          4,893,040        4,000,000
                                                  =============     ==========



                   The accompanying notes are an integral part
                     of the condensed financial statements.


774634.6
                                        3

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

              for the nine months ended September 30, 1998 and 1997

                                   (Unaudited)
                                     -------




                                                   1998               1997
                                                   ----               ----

Net sales                                      $     -              $   -
                                               -----------          ---------

Operating costs and expenses:
    Administrative expenses                         84,300            98,738
    Legal and settlement expenses                   24,384           104,020
    Proxy contest and annual meetings expenses        -              249,815

Other income and (expenses):
    Bad debt recoveries income                       2,603           802,160
    Interest expense                                (5,498)           (8,082)
    Interest income                                 27,347                 7
                                                -----------         ---------
           Income (loss) before income taxes       (84,232)          341,512

Provision for income taxes:
    Current                                           -                8,000
    Deferred                                        11,099               -
                                                -----------         ---------

           Net comprehensive income (loss)         (95,331)          333,512
                                                -----------         ---------


Basic income (loss) per share                   $     (.02)         $     .08
                                                ===========         =========


Weighted average common stock outstanding        4,696,601          4,000,000
                                                ===========         =========





                   The accompanying notes are an integral part
                     of the condensed financial statements.


774634.6
                                        4

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                       CONDENSED STATEMENTS OF CASH FLOWS

              for the nine months ended September 30, 1998 and 1997

                                   (Unaudited)
                                     -------



                                                                                      1998            1997
                                                                                      ----            ----


Cash flows from operating activities:
 Net comprehensive income (loss)                                                    $(95,331)        $ 333,512
                                                                                    ---------        ----------
 Adjustments to reconcile net comprehensive income (loss) to net cash used in operating activities:
   Interest expense settled in shares of Ranger stock                                  5,498            -
   Compensation expense settled in shares of Ranger stock                             36,997            -
   Changes in assets and liabilities:

     Bad debt recoveries receivable                                                      -            (799,229)
     Income tax receivable                                                            (1,196)            -
     Prepaid expenses                                                                 (3,418)           (7,706)
     Accounts payable, accrued liabilities and interest payable                       (2,258)          (15,897)
     Increase in deferred income taxes                                                11,099
                                                                                     ---------       ----------
      Total adjustments                                                               46,722          (822,832)
                                                                                     ---------       ----------

      Net cash used in operating activities                                          (48,609)         (489,320)
                                                                                     ---------       ----------

Cash flows from financing activities:
  Distribution from reorganization trust                                               45,601            -
  Proceeds from note payable to Pure Group, Inc.                                         -              196,477
  Other proceeds from Pure Group, Inc.                                                   -              263,338
                                                                                     ---------       ----------
        Net cash provided by financing activities                                      45,601           459,815
                                                                                     ---------       ----------

Net decrease in cash and cash equivalents                                              (3,008)          (29,505)


Cash and cash equivalents at beginning of period                                      784,800            43,009
                                                                                     ---------       ----------

Cash and cash equivalents at end of period                                           $781,792        $   13,504
                                                                                     =========       ==========


Noncash transactions:
    Common stock issued in exchange for the cancellation
      of amount owed to PGI                                                          $483,616        $   -
                                                                                     =========       ==========

    Common stock issued in exchange for employment services                          $160,000        $   -
                                                                                     =========       ==========


                   The accompanying notes are an integral part
                     of the condensed financial statements.


774634.6
                                        5

                             RANGER INDUSTRIES, INC.
                       (formerly Coleco Industries, Inc.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                          -----------------------------



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



2.     Change In Control:

       Following the conclusion of a hostile proxy contest (the "Proxy Contest"), initiated by Pure Group, Inc. ("PGI") during the second quarter of 1997, the Company's former directors resigned from the Board of Directors effective July 29, 1997, and new directors were elected. The terms under which this change in control took place are outlined in a settlement agreement dated July 29, 1997 between PGI, the Company and the Company's former directors (the "Settlement Agreement"). Under the terms of the Settlement Agreement, and as set forth in a demand promissory note dated July 29, 1997, PGI loaned the Company $196,477 to pay its





774634.6
                                        6

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued


                                ---------------


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

       As discussed in Note 1, the assets and liabilities of the Company, except for $950,000 retained for working capital purposes, were transferred to the Reorganization and Product Liability Trusts, respectively, effective February 28, 1990, in accordance with the Plan. Although the matter is not free from doubt, these Trusts have been treated as grantor trusts. Accordingly, taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Trusts are reflected on the federal income tax return of Ranger Industries, Inc.,

774634.6
                                        7

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued



                                 -------------



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



9.     Related Party Transactions:

       The Company had an agreement with M.D. Sass Associates, Inc. ("SASS") of which James B. Rubin is Senior Managing Director, under which SASS provided accounting, administrative, financial, legal, secretarial and other support services at the Company's request. The Company incurred costs of $4,800 for these services for each of the quarters ended March 31 and June 30, 1997. In connection with




774634.6
                                       10

                             RANGER INDUSTRIES, INC.

                       (formerly Coleco Industries, Inc.)



               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued



                                  -----------



       the change in control described in Note 2, this agreement was terminated. All amounts owed to SASS in connection with this agreement were paid during the quarter ended September 30, 1997.

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



                                      Ranger Industries, Inc., the Registrant






       Date:  December 17, 1998       By:/s/MORTON E. HANDEL
                                         ------------------------------------
                                         Morton E. Handel
                                         President, Chief Executive Officer and
                                           Acting Chief Financial Officer







774634.6