Form 10KSB
period 1998-12-31
RANGER INDUSTRIES INC
filed 1999-03-31
CIK 21610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934
                     For the fiscal year ended December 31, 1998

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

Commission file number                                               1-5673
                      --------------------------------------------------------------------------------------------------------------

                                                       RANGER INDUSTRIES, INC.
------------------------------------------------------------------------------------------------------------------------------------
                                        (Exact name of small business issuer as specified in its charter)

                               Connecticut                                                                06-0768904
----------------------------------------------------------------    ----------------------------------------------------------------
                      (State or other jurisdiction                                           (I.R.S. Employer Identification No.)
                    of incorporation or organization)

               One Regency Drive, Bloomfield, Connecticut                                                    06002
----------------------------------------------------------------    ----------------------------------------------------------------
                (Address of principal executive offices)                                                  (Zip Code)

Issuer's telephone number                                        (860) 726-1208
                         -----------------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                                    Common Stock, $0.0l par value
------------------------------------------------------------------------------------------------------------------------------------
                                                          (Title of Class)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No


           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           State issuer's revenues for its most recent fiscal year:  NONE.

           State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (March 19, 1999) within the past 60 days:
$1,765,675

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (March 29, 1999):
5,278,644 shares

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

810748.5

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

             In 1988, the Registrant, then known as Coleco Industries, Inc., filed a voluntary petition in bankruptcy, and in 1990, a plan of reorganization (the "Plan") was approved by the bankruptcy court and became effective as of February 28, 1990 (the "Effective Date"), and the Registrant emerged from Chapter 11 pursuant thereto. In accordance with the Plan:

             (i) the Registrant emerged from the Chapter 11 proceeding with $950,000 in cash and no liabilities,

             (ii) $5.5 million was transferred to a product liability trust (the "Product Liability Trust"), to process and liquidate product liability claims pending or arising after May 15, 1990, and

             (iii) all other assets were transferred to a  reorganization  trust
                   (the "Reorganization Trust"), which was responsible for collecting and liquidating the Registrant's other assets and distributing them to the Registrant's former creditors in accordance with the Plan.

             The Reorganization Trust made what was expected to be its last distribution in May, 1996 and was terminated by order of the bankruptcy court on August 27, 1996. In August 1998, however, the Registrant received an additional distribution of $45,601 from the former Reorganization Trust's trustee.

             The Product Liability Trust contains assets of approximately $12 million as of December 31, 1998. Under the terms of the Product Liability Trust, the residual funds, if any, remaining after the distribution of Trust assets to pay product liability claims and expenses would be distributed to the Registrant on February 28, 2020. The bankruptcy court, in its discretion, is authorized to permit an earlier payout to the Registrant. The Registrant may apply to the bankruptcy court for termination of the Product Liability Trust earlier than originally scheduled (i.e., prior to February 28, 2020), but there can be no assurance that such application will be successful, or that the Registrant will otherwise receive any distribution of assets from the Product Liability Trust prior to 2020, if ever.


810748.5
                                       -1-

             As of December 31, 1998, the Registrant had adjusted net operating loss carryforwards ("NOLs") of approximately $182 million. The NOLs resulted principally from operating losses sustained by the Registrant prior to 1990. See
Note 6 of the Notes to the Financial Statements for an explanation of the possible utility of these NOLs.

             Under management that was installed under the Plan and that remained in control of the Registrant through July 29, 1997, the Registrant pursued the business of acquiring investments, but that effort proved to be unsuccessful.

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

             In October 1997, the Registrant received a payment of approximately $802,000 as a distribution from a bankruptcy proceeding in which the Registrant had filed a claim in 1983. The Registrant had apparently written off that claim as worthless prior to the conclusion of the Registrant's bankruptcy proceeding in 1990. At the time that the payment was received, the Registrant had no other material liquid assets. As of December 31, 1998, the Registrant had liquid assets of approximately $759,000, substantially all of it attributable to the October 1997 distribution and the August 1998 distribution of $45,601 described above.

             As of March 31, 1997, the Registrant had cash on hand of less than $5,000 and no other financial resources. In connection with the proxy contest, PGI agreed to lend the Registrant certain funds necessary for the call of an annual meeting of shareholders. Under the Settlement Agreement, PGI lent the Registrant approximately $197,000, and thereafter, PGI lent the Registrant an additional $267,000. The loans were demand loans bearing interest at 2 percentage points above the prime rate. In March 1998, PGI and the Registrant exchanged the full balance of that debt, plus interest, for 778,644 newly issued shares of the Registrant's common stock, par value $0.01 per share ("Common Stock"). As a result, PGI now holds approximately 21% of the outstanding Common Stock. The exchange enabled the Registrant to conserve its cash for other corporate purposes. See Item 12, Certain Relationships and Related Transactions.


Item 2.      Properties.

             As of the Effective Date of the Plan, the Registrant had no material properties, and it has acquired none since then. The Registrant currently has the use of office space in Bloomfield,

810748.5
                                       -2-

Connecticut, and leases space in a public warehouse for the storage of some of its business records.

Item 3.      Legal Proceedings.

             In March 1999, one of the Company's inactive subsidiaries received a Notice of Intent to Levy from the Internal Revenue Service (the "IRS") in which the IRS alleges a debt of approximately $460,000 in connection with a 1984 tax obligation of that company. The Company believes that the assertions contained in the Notice of Intent to Levy are without merit, but the Company is still in the process of evaluating the merits of those assertions.

Item 4.      Submission of Matters to a Vote of Securities Holders.

             Inapplicable.


810748.5
                                       -3-

                                     PART II

Item 5.      Market for Common Equity and Related Shareholder Matters.

             The Common Stock is traded over the counter and quotes have been reported by the OTC Bulletin Board since February 2, 1997. The table set forth below reports the high and low closing bid quotations as compiled by National Quotation Bureau, LLC, of New York, New York (for 1997 prices) and IDD Information Services (for 1998 prices) for each calendar quarter in the last two complete fiscal years, and for the first quarter of the current fiscal year, through the date indicated. The quotations reflect interdealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.


                             High Bid                    Low Bid
--------------------------------------------------------------------------------
1997 - 1st Quarter           $ 1.1875                   $ 0.2500
1997 - 2nd Quarter             1.7500                     0.3125
1997 - 3rd Quarter             1.0625                     0.4375
1997 - 4th Quarter             1.5000                     0.6250
1998 - 1st Quarter            1.00000                    0.40625
1998 - 2nd Quarter            0.93750                    0.56250
1998 - 3rd Quarter            0.87500                    0.43750
1998 - 4th Quarter            0.75000                    0.28125
1999 - 1st Quarter            0.59375                    0.28125
(through March 19)


             The number of registered holders of the Common Stock as of March 19, 1999, was approximately 1,000.

             The Registrant has not paid any cash dividends on its stock since 1974 and has no expectation of doing so in the foreseeable future.

Item 6.      Plan of Operation.

             The following discussion should be read in conjunction with Item 1, Business, and the Financial Statements, including the Notes thereto.


810748.5
                                       -4-

             As a result of the receipt of approximately $802,000 in the last quarter of 1997 and approximately $45,600 in the third quarter of 1998, the Registrant has sufficient liquidity to meet its current operating expenses for the foreseeable future. The Registrant's cash on hand was approximately $759,000 as of December 31, 1998, and the Registrant's projected cash operating costs and expenses, net of interest income, for the fiscal year ending December 31, 1999 are approximately $87,000. The Registrant does not expect to have to raise additional funds in the next twelve months.

             The Registrant's financial resources at the present time, other than its cash on hand, are (i) a remainder interest in the Product Liability Trust and (ii) the possible utility of net operating loss carryforwards ("NOLs") of approximately $182 million as of March 5, 1999. See Note 6, Income Taxes, in the Condensed Financial Statements included in Part 7 of this Report. The NOLs have sheltered the Registrant's modest interest income and the income of the Product Liability Trust. The income of the Product Liability Trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOLs is uncertain.

             Year 2000 Issues. The Registrant does not use a computer to maintain its financial records at this time. The Registrant therefore (i) considers itself ready to deal with the transition to the year 2000; (ii) expects to bear no significant costs associated with addressing the Year 2000 problem; and (iii) believes that its Year 2000 issues present it with no material risks. The Registrant cannot be certain that BankBoston, the bank where most of the Registrant's cash is kept in the form of accounts, will be free from Year 2000 difficulties. The Registrant believes, however, that those accounts are safe from any material risk associated with the Year 2000 problem. Because the Registrant has no operations and does not use a computer to maintain its financial records, the Registrant has not considered it necessary to make contingency plans for dealing with the Year 2000 problem and it has not done so.

Item 7.      Financial Statements.

             See the "Index to Financial Statements and Schedules," which appears on page F - 1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             Inapplicable.



810748.5
                                       -5-

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

             Directors and Executive Officers. The following table sets forth the names, ages and business backgrounds of the Registrant's executive officers and directors, together with all positions and offices held with the Registrant by such executive officers and directors. All executive officers and directors first took office on July 29, 1997:


Name, Age and Office                     Business Background

Morton E. Handel,  63,                   President  of S&H  Consulting,  Ltd.,
Chief Executive Officer,                 a privately  held  investment and
President and Director                   consulting firm.  Chairman of the Board
                                         and  director  of  Marvel  Enterprises,
                                         Inc.,  a  publicly  held  entertainment
                                         company  operating  in  the  licensing,
                                         comic   book    publishing    and   toy
                                         businesses;  director  and  chairman of
                                         the  Audit  Committee  of  CompUSA,   a
                                         publicly   held  retailer  of  computer
                                         hardware,  software,  and  accessories;
                                         director of Ithaca Industries,  Inc., a
                                         publicly held manufacturer of underwear
                                         and  hosiery;  director  of  Concurrent
                                         Computer Corporation, a manufacturer of
                                         real-time    computers   and   computer
                                         systems.

Isaac    Perlmutter, 55,                 Independent investor;  sole shareholder
Director                                 of Pure Group, Inc.; director of Marvel
                                         Enterprises,   Inc.,  a  publicly  held
                                         entertainment  company operating in the
                                         licensing,  comic book  publishing  and
                                         toy businesses.

Raymond  Minella, 49,                     Principal of  Berenson,  Minella &
Director                                 Company, an investment banking firm.

              Section 16(a) Beneficial Ownership Reporting Compliance. During 1998, Mr. Handel, Mr. Perlmutter and PGI failed to file forms required by
Section 16(a) of the Securities Exchange Act of 1934 on a timely basis. The number of reports not filed on a timely basis during 1998 and from January 1, 1999 to March 29, 1999 was as follows: three for Mr. Handel (two Forms 4, each to show a purchase of shares of Common Stock, and a Form 5 to show an acquisition of shares of Common Stock pursuant to Mr. Handel's employment agreement; see Note 8 to the Financial Statements), one for Mr. Perlmutter (a Form 4 to show an acquisition of Common Stock by PGI; see Item 12), and one for PGI (a Form 3 to show PGI's having become a ten-percent owner; see Items 11 and 12).


810748.5
                                       -6-

Item 10.           Executive Compensation.

             Executive Officers. In the three fiscal years ended December 31, 1998, 1997 and 1996, the only executive officers of the Registrant who received any salary or other compensation from the Registrant were Mr. James B. Rubin and Mr. Morton E. Handel, as follows:

                                           Fiscal year ended       Total annual
Name and Positions                            December 31,         compensation
James T. Rubin, President and Director            1998                        0
(through July 29, 1997)                           1997                $17,888(1)
                                                  1996                   50,000


Morton E. Handel, President and Chief             1998                45,063(2)
Executive Officer                                 1997                        0
                                                  1996                        0

1. For the period from January 1 through July 29, 1997, only.

2. See Note 8 of the Notes to the Financial Statements.

             The Registrant's current executive officer, Mr. Handel, served without any compensation from July 29, 1997 to August 4, 1998.

             Compensation of Directors. Each director of the Registrant is paid an attendance fee of $500 for each regular or special meeting of the Board of Directors which he attends, in person or by telephone.



810748.5
                                       -7-

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

             The following table lists all persons who have reported to the Securities and Exchange Commission their beneficial ownership of more than 5% of the Registrant's Common Stock, and all directors and officers of the Registrant, as of March 15, 1999:

====================================================================================================================================
Beneficial Owner                                                  Number of Shares               Percentage1
------------------------------------------------------------------------------------------------------------------------------------
Morton E. Handel, President, Chief Executive Officer
and Director                                                               718,167                     13.6%
------------------------------------------------------------------------------------------------------------------------------------
Massachusetts Financial Services Company                                   398,930                      7.6%
------------------------------------------------------------------------------------------------------------------------------------
Isaac Perlmutter, Director(2)                                            1,136,137                     21.5%
------------------------------------------------------------------------------------------------------------------------------------
All directors and officers as a group(3)                                 1,854,304                     35.1%
====================================================================================================================================

1. All percentages have been determined using the number of shares of the Registrant's Common Stock outstanding as of March 19, 1999, i.e., 5,278,644 shares.

2. Consists of 1,102,100 shares owned by PGI, which is wholly owned by Mr. Perlmutter, and 34,037 shares owned by another corporation wholly owned by Mr. Perlmutter.

3.     Consists  of  shares   beneficially  owned  by  Mr.  Handel  and  by  Mr.
       Perlmutter. Mr. Minella does not own any shares of the Registrant.


Item 12.           Certain Relationships and Related Transactions.

             From time to time in 1997, PGI (which is wholly owned by Mr. Perlmutter, who became a director of the Registrant on July 29, 1997) advanced funds to or for the benefit of the Registrant, and on July 29, 1997, the balance of such advances stood at approximately $197,000. Prior management agreed on behalf of the Registrant to repay such advances on demand, and to pay interest on the outstanding balance at the rate of 2 percentage points over the prime rate, compounded monthly. Advances made after July 29, 1998, were made on the same terms and conditions as provided for the advances made prior to Mr. Perlmutter's election as a director. No cash payments of principal or interest were made on such indebtedness in 1997, and on February 20, 1998, the outstanding balance of principal and interest was $483,616. On March 9, 1998, the Registrant agreed to exchange 778,644 shares of its authorized but theretofore unissued Common Stock for the $483,616 of debt due PGI. The value per share used for the purposes of the exchange was $0.6211, which was the weighted average of the closing price of shares traded for the 30-day period prior to February 20, 1998.


810748.5
                                       -8-

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

           (b) Reports on Form 8-K. In the last quarter of the year covered by this report, the Registrant filed no Current Reports on Form 8-K.

810748.5
                                       -9-

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Ranger Industries, Inc.



March 29, 1999                   /s/ MORTON E. HANDEL
                      ----------------------------------------------------------
                                Morton E. Handel
                                President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 29, 1999                  /s/ MORTON E. HANDEL
                      ----------------------------------------------------------
                                Morton E. Handel,
                                President, Chief Executive Officer, Director,
                                and Acting Chief Financial and Accounting
                                Officer (principal executive, financial and
                                accounting officer)


March 29, 1999                  /s/ RAYMOND MINELLA
                      ----------------------------------------------------------
                                Raymond Minella, Director


March 29, 1999                  /s/ ISAAC PERLMUTTER
                      ----------------------------------------------------------
                                Isaac Perlmutter, Director



810748.5

                                  EXHIBIT INDEX

The following exhibits are a part of this report. All such exhibits are incorporated herein by reference to other documents on file with the Securities and Exchange Commission, except those marked with an asterisk.


     Exhibit No.        Description

     3.1 Amended and restated certificate of incorporation of the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, SEC File No. 1-5673.

     3.2 Amended and restated by-laws of the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994, SEC File No. 1-5673.

     10.1 Settlement agreement dated July 29, 1997, among the Registrant, Pure Group, Inc., and Messrs. James B. Rubin, James Berman and Duncan N. Darrow, incorporated herein by reference to Exhibit IV of Amendment No. 4 dated July 29, 1997, of Schedule 13D filed by Pure Group, Inc., and certain other persons with respect to ownership of the Registrant's Common Stock.

     10.2 Employment Agreement dated as of August 4, 1998, between the Registrant and Morton E. Handel, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998.

     21*                List of subsidiaries.

     27*                Financial Data Schedule.


810748.5

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                   Index to Financial Statements and Schedules

                                                                                                                 Page

Report of Independent Accountants.................................................................................F-2

Balance Sheets as of December 31, 1998 and 1997...................................................................F-3

Statements of Operations for the years ended December 31, 1998 and 1997...........................................F-4

Statements of Changes in Shareholders' Equity for the years ended December 31, 1998 and 1997........................................................................................................F-5

Statements of Cash Flows for the years ended December 31, 1998 and 1997...........................................F-6

Notes to Financial Statements.....................................................................................F-7


Schedules not included herein have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.


815094.2
                                       F-1

                        Report of Independent Accountants


To the Board of Directors of
Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)


In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Ranger Industries, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP





February 28, 1999
Hartford, CT


815094.2
                                       F-2


Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Balance Sheets
December 31, 1998 and 1997
----------------------------------------------------------------------------------------------------------------------



                                                                                       1998                1997

Assets
Current assets
      Cash and equivalents                                                        $       759,216    $        784,800
      Prepaid expenses                                                                      2,625                   -
      Income tax receivable                                                                 3,436               3,446
                                                                                  ---------------     ----------------


                                                                                          765,277             788,246
                                                                                  ---------------     ----------------


Other assets                                                                                6,802                   -
                                                                                  ---------------     ----------------


           Total assets                                                           $       772,079    $        788,246
                                                                                  ---------------     ----------------


Liabilities and Stockholders' Equity
Current liabilities
      Accounts payable and other liabilities                                      $        18,075    $         19,918
      Deferred income taxes                                                                 3,576                   -
      Accrued interest payable                                                                  -              16,337
      Note payable to Pure Group, Inc.                                                          -             196,477
      Other amounts owed to Pure Group, Inc.                                                    -             265,303
                                                                                  ---------------     ----------------

           Total current liabilities                                                       21,651             498,035

Non-current liabilities
      Deferred income taxes                                                                 8,391                   -
                                                                                  ---------------     ----------------


           Total liabilities                                                               30,042             498,035
                                                                                  ---------------     ----------------


Stockholders' equity
      Common stock - $.01 par value, 20,000,000 shares
        authorized, 5,278,644 and 4,000,000 shares issued and outstanding,                 52,786              40,000
        respectively
      Capital in excess of par value                                                    1,661,430             985,000
      Unearned compensation                                                             (114,937)                   -
      Retained deficit                                                                  (857,242)           (734,789)
                                                                                  ---------------     ----------------

           Total stockholders' equity                                                     742,037             290,211
                                                                                  ---------------     ----------------

           Total liabilities and stockholders' equity                                     772,079             788,246
                                                                                  ===============     ===============


   The accompanying notes are an integral part of these financial statements.


815094.2
                                       F-3




Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Statements of Operations
For the Years Ended December 31, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------




                                                                                      1998                1997

Net sales                                                                        $             -       $            -
                                                                                 ---------------        -------------


Operating costs and expenses
      Administrative expenses                                                            110,356             111,697
      Legal expenses                                                                      32,794             111,243
      Proxy contest and annual meeting expenses                                                -             251,781

Other income and expenses
      Bad debt recoveries income                                                           2,603             802,160
      Interest expense                                                                   (5,498)            (16,337)
      Interest income                                                                     35,559               8,861
                                                                                 ---------------        ------------

           (Loss) income before income taxes                                           (110,486)             319,963
                                                                                 ---------------        ------------


Provision for income taxes
      Current                                                                                  -               8,400
      Deferred                                                                            11,967                   -
                                                                                 ---------------        ------------


           Net (loss) income                                                           (122,453)             311,563
                                                                                 ---------------        ------------


           Basic (loss) income per share                                         $         (.03)       $         .08
                                                                                 ---------------        ------------



   The accompanying notes are an integral part of these financial statements.


815094.2
                                       F-4



Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------------------------




                                                Common Stock          Capital in                                       Total
                                           Number           Par       Excess of       Retained       Unearned      Shareholders'
                                          of Shares        Value      Par Value       Deficit      Compensation       Equity
                                                                                                                     (Deficit)

Balances at December 31, 1996              4,000,000     $   40,000  $    985,000   $ (1,046,352)   $          -       $ (21,352)

Net income                                         -              -             -         311,563               -         311,563
                                         -----------      ---------   -----------      ----------      -----------      ---------


Balances at December 31, 1997              4,000,000         40,000       985,000       (734,789)               -         290,211

Issuance of common stock to PGI              778,644          7,786       475,829               -                         483,615

Issuance of common stock in lieu of cash     500,000          5,000       155,000               -       (160,000)               -
compensation

Amortization of unearned
      compensation                                 -              -             -               -          45,063          45,063

Net loss                                           -              -             -       (122,453)                       (122,453)

Distribution from Ranger Industries, Inc.
      reorganization, net                          -              -        45,601               -                          45,601
                                         -----------      ---------   -----------      ----------      -----------      ---------


Balances at December 31, 1998              5,278,644     $   52,786  $  1,661,430   $   (857,242)   $   (114,937)      $  742,037
                                         -----------      ---------   -----------      ----------      -----------      ---------



   The accompanying notes are an integral part of these financial statements.


815094.2
                                       F-5



Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 1998 and 1997
----------------------------------------------------------------------------------------------------------------



                                                                                   1998             1997

Cash flows from operating activities
      Net (loss) income                                                          $  (122,453)     $    311,563
                                                                                  -----------      -----------

      Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities
           Interest expense settled in shares of Ranger stock                           5,498                -
           Compensation expense settled in shares of Ranger stock                      45,063                -
           Deferred income taxes                                                       11,967                -
           Changes in assets and liabilities
             Bad debt recoveries receivable                                                 -            2,931
             Prepaid expenses and other assets                                        (9,427)            1,044
             Income tax receivable                                                         10          (3,446)
             Accounts payable, accrued liabilities and interest payable               (1,843)         (32,081)
                                                                                  -----------      -----------

                Total adjustments                                                      51,268         (31,552)
                                                                                  -----------      -----------


                Net cash (used in) provided by operating activities                  (71,185)          280,011
                                                                                   ----------      -----------


Cash flows from financing activities
      Distribution from reorganization trust                                           45,601                -
      Proceeds from note payable to Pure Group, Inc.                                        -          196,477
      Other proceeds from Pure Group, Inc.                                                  -          265,303
                                                                                  -----------      -----------

                Net cash provided by financing activities                              45,601          461,780
                                                                                  -----------      -----------


Net (decrease) increase in cash and cash equivalents                                 (25,584)          741,791

Cash and cash equivalents at beginning of year                                        784,800           43,009
                                                                                  -----------      -----------


Cash and cash equivalents at end of year                                        $     759,216     $    784,800
                                                                                  -----------      -----------


Supplemental disclosures of cash flow information
      Cash paid during the year for
        income taxes                                                                        -    $      13,324
                                                                                  -----------      -----------


Noncash transactions
      Common stock issued in exchange for the cancellation
        of amount owed to PGI                                                   $     483,616                 -
                                                                                  -----------      ------------


      Common stock issued in exchange for employment services                   $     160,000    $            -
                                                                                  -----------      ------------



   The accompanying notes are an integral part of these financial statements.


815094.2
                                       F-6

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------


1.    Organization

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

      The Plan provided for the creation of a Reorganization Trust in order to liquidate the Registrant's remaining assets (other than the $950,000 in cash retained by the Registrant) and effectuate distributions thereof to the Registrant's creditors. The Reorganization Trust completed the distribution of its assets in May 1996 and was terminated by order of the bankruptcy court on August 27, 1996. Also, see Note 9.

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


2.    Change In Control

      Following the conclusion of a hostile proxy contest (the "Proxy Contest"), initiated by Pure Group, Inc. ("PGI") during the second quarter of 1997, the Company's former directors resigned from the Board of Directors effective July 29, 1997, and new directors were elected. The terms under which this change in control took place are outlined in a settlement agreement dated July 29, 1997 between PGI, the Company and the Company's former directors (the "Settlement Agreement"). Under the terms of the Settlement Agreement, and as set forth in a demand promissory note dated July 29, 1997, PGI loaned the Company $196,477 to pay its then outstanding obligations. The note required the Company to pay interest to PGI at two percentage points above the prime rate. Additionally, PGI loaned the Company $251,780 to cover costs incurred in connection with the Proxy Contest, including the costs of holding the 1997 annual meeting and $13,523 for working capital purposes. These additional loans of $265,303 were subject to the same terms outlined in the demand promissory note. Also, see Note 7.


3.    Summary of Significant Accounting Policies

      The financial statements have been prepared using the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


815094.2
                                       F-7

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------


      Certain amounts from 1997 have been reclassified to conform with the 1998 presentation.

      Income
      The only source of income is interest income and the recovery of certain bad debts.

      Expenses
      Expenses of the Company consist of professional fees and other costs incurred in connection with the Company's filing requirements and interest.

      Earnings Per Share
      In 1997, the Company adopted Statement of Financial Standards No. 128, "Earnings Per Share". This pronouncement had no impact on the Company's consolidated financial position, results of operations, or cash flows. Basic earnings (loss) per share were computed based on the weighted average number of shares of common shares outstanding. There are no dilutive securities outstanding and, as such, basic and diluted earnings per share are the same. Weighted average common shares outstanding were 4,837,691 and 4,000,000 shares during 1998 and 1997, respectively. As discussed in Note 1, all previously existing debt and equity securities were canceled on February 28, 1990.

      Cash and Cash Equivalents
      Cash equivalents consist of short-term highly liquid investments with an original maturity, when purchased, of three months or less.


4.    Bankruptcy Claim Recovery

      On October 9, 1997, the Company received $802,160 as a distribution on a bankruptcy claim filed by the Company's predecessor in 1983.


5.    Income Taxes

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

      As discussed in Note 1, the assets and liabilities of the Company, except for $950,000 retained for working capital purposes, were transferred to the Reorganization and Product Liability Trusts, respectively, effective February 28, 1990, in accordance with the Plan. Although the matter is not free from doubt, these Trusts have been treated as grantor trusts. Accordingly, taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Trusts are reflected on the federal income tax return of Ranger Industries, Inc., although such assets and liabilities are not presented in these financial statements (also see Note 6).


815094.2
                                       F-8

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------


      Tax expense or benefit is attributable to state taxes and Federal alternative minimum tax due.

      At December 31, 1998 and 1997, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $182.2 million and $192 million, respectively, after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At December 31, 1998 and 1997, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $153.9 million and $168 million, respectively, which will begin to expire in the year 2002. The Company also had approximately $7.7 million in tax credit carryforwards at December 31, 1998 and 1997. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $22.6 million.

      Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 6).

      At December 31, 1998, the Company had deferred tax liabilities of $11,967, as a result of a compensation expense temporary difference, associated with the stock issued to Mr. Handel (see Note 8). There were no deferred tax liabilities at December 31, 1997. Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards.


6.    Treasury Regulation

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

      Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses to Hasbro and the Company's switch to a new business of acquiring investments, it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $182.2 million of net operating loss carryforwards. This could have

815094.2
                                       F-9

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------


      a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The financial statements do not include any adjustments that might result from the resolution of these uncertainties.


7.    PGI Indebtedness

      On March 9, 1998, the Company issued 778,644 shares of its $.01 par value common stock in exchange for the cancellation of the amount owed to PGI as of February 10, 1998. The exchange value of $.6211/share was determined using the weighted average of the closing prices of the Company's common stock for the 30-day period prior to February 20, 1998, the date of the agreement.


8.    Stock Compensation

      On August 4, 1998, the Company entered into a five-year Employment Agreement (the "Agreement") with Mr. Morton E. Handel, whereby Mr. Handel will serve as the Company's Chief Executive Officer and President. As base compensation, in lieu of cash, Mr. Handel received 500,000 shares of the Company's stock, one-fifth of which is immediately vested and non-forfeitable as of the date of the Agreement. Mr. Handel will vest in an additional 20 percent of the shares each year over the succeeding four anniversaries of the Agreement.

      The estimated market value of the stock award was $160,000 or $.32 per share. The Company will incur compensation expense based on the vesting terms included in the Agreement. For the year ended December 31, 1998, the Company recognized compensation expense of $45,063, plus related taxes, in connection with this stock award, which is included in administrative expenses in the financial statements.


9.    Distribution from Ranger Industries, Inc.'s Reorganization Trust

      As described in Note 1, the Reorganization Trust made what was expected to be its final distribution to creditors on May 29, 1996. In August 1998, however, the Company received an additional distribution of $45,601 from the former trustee of the Reorganization Trust. This amount has been reflected as an adjustment to the original capitalization of the Company and, accordingly, is included in capital in excess of par value at December 31, 1998.


10.   Related Party Transactions

      The Company had an agreement with M.D. Sass Associates, Inc. ("SASS") of which James B. Rubin was Senior Managing Director, under which SASS provided accounting, administrative, financial, legal, secretarial and other supportive services at the Company's request. The Company incurred costs of $4,800 for these services for each of the quarters ended March 31 and June 30, 1997. In connection with the change in control described in
      Note 2, this agreement was terminated. All amounts owed to SASS in connection with this agreement were paid during the quarter ended September 30, 1997.

815094.2
                                      F-10

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 1998 and 1997
-------------------------------------------------------------------------------


      Effective August 1, 1990, Mr. Rubin, as Chief Executive Officer, was entitled to an annual salary of $50,000 through the date of the change in control (see Note 2). All fees for his services are included in administrative expenses in the condensed financial statements. All amounts owed to Mr. Rubin in connection with this agreement were paid during the quarter ended September 30, 1997.

      Also, see Notes 2, 7 and 8 for additional related party transaction information.


815094.2
                                      F-11