Form 10QSB
period 1998-12-31
RANGER INDUSTRIES INC
filed 1999-05-07
CIK 21610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1999

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES ACT OF 1934
           For the transition period from  _______________ to  _______________

                     Commission File Number:  1-5673

 ...........................RANGER INDUSTRIES, INC...............................
        (Exact name of small business issuer as specified in its charter)

           Connecticut                                   06-0768904
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                One Regency Drive
 ...........................Bloomfield, Connecticut 06002........................
                    (Address of principal executive offices)

 ................................(860) 726-1208..................................
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.         Yes       X               No
                 ----------------         -------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 12, 1998): 5,278,644 shares

Transitional Small Business Disclosure Format (check one):  Yes       No    X
                                                               ------   -------
831783.1

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.




Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Balance Sheets
March 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------


                                                                                      March 31,
                                                                                        1999            December 31,
                                                                                     (unaudited)          1998

Assets
Current assets
  Cash and equivalents                                                                $ 747,814           $ 759,216
  Bad debt recovery receivable                                                           47,517                   -
  Prepaid expenses                                                                       10,506               2,625
  Income tax receivable                                                                       -               3,436
                                                                               -----------------  -----------------

                                                                                        805,837             765,277
                                                                               -----------------  -----------------
Other assets                                                                              6,155               6,802
                                                                               -----------------  -----------------
            Total assets                                                             $  811,992           $ 772,079
                                                                               =================  =================


Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and other liabilities                                             $   29,852           $  18,075
  Income tax payable                                                                      3,114                   -
  Deferred income tax                                                                     3,576               3,576
                                                                               -----------------  -----------------
            Total current liabilities                                                    36,542              21,651

Non-current liabilities
  Deferred income taxes                                                                   7,591                8,391
                                                                               ----------------   ------------------
            Total liabilities                                                            44,133               30,042
                                                                               ----------------   ------------------
Stockholders' equity
  Common stock                                                                           52,786              52,786
  Capital in excess of par value                                                      1,661,430           1,661,430
  Unearned compensation                                                                (107,047)           (114,937)
  Retained deficit                                                                     (839,310)           (857,242)
                                                                               -----------------  ------------------
            Total stockholders' equity                                                  767,859             742,037
                                                                               -----------------  ------------------
            Total liabilities and stockholders' equity                               $  811,992           $ 772,079
                                                                               ================   ==================


 The accompanying notes are an integral part of these condensed financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Operations
For the Quarters Ended March 31, 1999 and 1998
(Unaudited)
--------------------------------------------------------------------------------

                                                                                          1999              1998

Net Sales                                                                            $        -           $       -
                                                                               -----------------  -----------------

Operating costs and expenses
  Administrative expenses                                                                24,253             10,262
  Legal expenses                                                                          4,000             11,830

Other income and expenses
  Bad debt recoveries income                                                             47,517                  -
  Interest expense                                                                            -             (5,498)
  Interest income                                                                         7,668              9,262
                                                                               ----------------   -----------------
       Income (loss) before income taxes                                                 26,932            (18,328)
                                                                               ----------------   -----------------

Provision for income
  Current                                                                                9,800               2,500
  Deferred                                                                                (800)                  -
                                                                               ----------------   -----------------
                                                                                         9,000               2,500
                                                                               ----------------   -----------------
            Net income (loss)                                                            17,932            (20,828)
                                                                               ----------------   -----------------
            Basic income (loss) per share                                           $      .01         $      (.01)
                                                                               ================   =================

Weighted average common shares outstanding                                            5,278,644           4,192,780
                                                                               ================   =================


    The accompanying notes are an integral part of these condensed financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Cash Flows
For the Quarters Ended March 31, 1999 and 1998
(Unaudited)
--------------------------------------------------------------------------------

                                                                                     1999               1998

Cash flows from operating activities
    Net income (loss)                                                                  $ 17,932          $ (20,828)
                                                                               -----------------  -----------------
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities
        Compensation expense settled in shares of Ranger stock                            7,890                  -
        Deferred income tax                                                                (800)                 -
        Changes in assets and liabilities
          Bad debt recoveries receivable                                                (47,517)                 -
          Prepaid expenses and other assets                                              (7,234)           (11,493)
          Income tax receivable                                                           3,436                  -
          Accounts payable, accrued liabilities and interest payable                     11,777             10,762
          Income tax payable                                                              3,114                  -
                                                                               -----------------  -----------------
              Total adjustments                                                         (29,334)              (731)
                                                                               -----------------  -----------------

              Net cash used in operating activities                                     (11,402)           (21,559)
                                                                               -----------------  -----------------

Cash and cash equivalents at beginning of period                                        759,216            784,800
                                                                               -----------------  -----------------

Cash and cash equivalents at end of period                                            $ 747,814          $ 763,241
                                                                               =================   ================


Noncash transactions
    Common stock issued in exchange for the cancellation
      of amount owed to PGI                                                           $       -          $ 483,616
                                                                               ================   ================




    The accompanying notes are an integral part of these condensed financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
March 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------




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

     The Plan provided for the creation of a Reorganization Trust in order to liquidate the Registrant's remaining assets (other than the $950,000 in cash retained by the Registrant) and effectuate distributions thereof to the Registrant's creditors. The Reorganization Trust completed the distribution of its assets in May 1996 and was terminated by order of the bankruptcy court on August 27, 1996. Also, see Note 8.

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


2.   Management's Representation

     The accompanying condensed financial statements should be read in conjunction with the Notes to Financial Statements and Plan of Operation included in the Company's 1998 Annual Report filed on Form 10-KSB and in this Form 10-QSB report.

     In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.


3.   Bankruptcy Claim Recovery

     In April 1999, the Company received $47,517 as a distribution on a bankruptcy claim filed by the Company's predecessor in 1983.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
March 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------

4.   Income Taxes

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

     At March 31, 1999 and December 31, 1998, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $177.6 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At March 31, 1999 and December 31, 1998, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $153.9 million, which will begin to expire in the year 2002. The Company also had approximately $3.2 million and $7.7 million in tax credit carryforwards at March 31, 1999 and December 31, 1998, respectively. At the current tax rates, the taxable income equivalent of the credit carryforwards is approximately $9.4 million.

     Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 5).

     At March 31, 1999 and December 31, 1998, the Company had deferred tax liabilities of $11,167 and $11,967, respectively, as a result of a compensation expense temporary difference, associated with the stock issued to Mr. Handel (see Note 7). Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
March 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------

5.   Treasury Regulation

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

     Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses to Hasbro and the Company's switch to a new business of acquiring investments, it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $177.6 million of net operating loss carryforwards. This could have a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The financial statements do not include any adjustments that might result from the resolution of these uncertainties.


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


7.   Stock Compensation

     On August 4, 1998, the Company entered into a five-year Employment Agreement (the "Agreement") with Mr. Morton E. Handel, whereby Mr. Handel will serve as the Company's Chief Executive Officer and President. As base compensation, in lieu of cash, Mr. Handel received 500,000 shares of the Company's stock, one-fifth of which was immediately vested and non-forfeitable as of the date of the Agreement. Mr. Handel will vest in an additional 20 percent of the shares each year over the succeeding four anniversaries of the Agreement.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
March 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------

     The estimated market value of the stock award was $160,000 or $.32 per share. The Company will incur compensation expense based on the vesting terms included in the Agreement. For the quarter ended March 31, 1999, the Company recognized compensation expense of $7,890, plus related taxes, in connection with this stock award, which is included in administrative expenses in the condensed financial statements.


 8.  Distribution from Ranger Industries, Inc.'s Reorganization Trust

     As described in Note 1, the Reorganziation Trust made what was expected to be its final distribution to creditors on May 29, 1996. In August 1998, however, the Company received an additional distribution of $45,601 from the former trustee of the Reorganization Trust. This amount has been reflected as an adjustment to the original capitalization of the Company and, accordingly, is included in capital in excess of par value at December 31, 1998.

Item 2.  Plan of Operation.



         The following discussion should be read in conjunction with the Financial Statements, including the Notes thereto.



         As a result of the receipt of approximately $802,000 of bad debt recovery in the last quarter of 1997, approximately $45,600 from the Reorganization Trust (see Note 1, Organization, in the Condensed Financial
Statements included in this Report) in the third quarter of 1998 and approximately $47,500 of bad debt recovery in the second quarter of 1999, the Registrant has sufficient liquidity to meet its current operating expenses for the foreseeable future. The Registrant's cash on hand was approximately $748,000 as of March 31, 1999, and the Registrant's projected cash operating costs and expenses, net of interest income and bad debt recovery, for the fiscal year ending December 31, 1999 are approximately $40,000. The Registrant does not expect to have to raise additional funds in the next twelve months.



         The Registrant's financial resources at the present time, other than its cash on hand, are (i) a remainder interest in the Product Liability Trust and (ii) the possible utility of net operating loss carryforwards ("NOLs") of approximately $178 million as of March 31, 1999. See Note 4, Income Taxes, in the Condensed Financial Statements included in this Report. The NOLs have sheltered the Registrant's modest interest income and the income of the Product Liability Trust. The income of the Product Liability Trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOLs is uncertain.



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






831783.1
                                        8

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.



(a)  Exhibit  27.  Financial Data Schedule for First Quarter of 1999.



(b)  Reports on Form 8-K:  None.




831783.1
                                        9

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Ranger Industries, Inc., the Registrant





Date:  May 6, 1999                   By: /s/ Morton E. Handel
                                         -------------------------------------
                                      Morton E. Handel
                                      President, Chief Executive Officer and
                                                Acting Chief Financial Officer






831783.1