Form 10QSB
period 1999-06-30
RANGER INDUSTRIES INC
filed 1999-08-13
CIK 21610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1999

                                       OR

/  /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES ACT OF 1934
           For the transition period from               to
                                          -------------    ----------------

              Commission File Number:                  1-5673

 ..................................RANGER INDUSTRIES, INC.......................
              (Exact name of small business issuer as specified in its charter)

           Connecticut                                06-0768904
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                              One Regency Drive
 .......................Bloomfield,  Connecticut 06002...........................
                  (Address of principal executive offices)

 ...............................(860) 726-1208...................................
              (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes       X        No
            -----------        ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (August 9, 1999): 5,278,644 shares

Transitional Small Business Disclosure Format (check one):  Yes    No    X
                                                                     ----------

864471.3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Balance sheets
June 30, 1999 and December 31, 1998

-----------------------------------------------------------------------------------------------------
                                                            June 30,
                                                              1999                 December 31,
                                                           (Unaudited)                 1998
Assets
Current Assets
     Cash and equivalents                                  $       766,224          $       759,216
     Prepaid expenses                                                8,035                    2,625
     Income tax receivable                                              --                    3,436
                                                       -------------------      -------------------

                                                                   774,259                  765,277
                                                       -------------------      -------------------

Other assets                                                         5,501                    6,802
                                                       -------------------      -------------------

           Total Assets                                    $       779,760          $       772,079
                                                       ===================      ===================


Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable and other liabilities               $          7,059          $        18,075
     Income tax payable                                             11,114                       --
     Deferred income taxes                                           3,576                    3,576
                                                       -------------------      -------------------
           Total current liabilities                                21,749                   21,651

Non-current liabilities
     Deferred income taxes                                           7,091                    8,391
                                                       -------------------      -------------------

           Total liabilities                                        28,840                   30,042
                                                       -------------------      -------------------

Stockholders' equity
     Common stock                                                   52,786                   52,786
     Capital in excess of par value                              1,661,430                1,661,430
     Unearned compensation                                         (99,069)                (114,937)
     Retained deficit                                             (864,227)                (857,242)
                                                       -------------------      -------------------
           Total stockholders' equity                              750,920                  742,037
                                                       -------------------      -------------------

           Total liabilities and stockholders' equity      $       779,760          $       772,079
                                                       ===================      ===================


                   The accompanying notes are an integral part
                      of the condensed financial statements

                                       1

864471.3

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Operations
For the Three Months Ended June 30, 1999 and 1998
(Unaudited)

----------------------------------------------------------------------------------------------------
                                                              1999                     1998

Net sales                                               $               --       $               --
                                                       -------------------      -------------------

Operating costs and expenses
     Administrative expenses                                        24,978                   12,163
     Legal expenses                                                     --                   10,554

Other income and expenses
     Interest income                                                 7,561                    9,126
                                                       -------------------      -------------------
           Loss before income taxes                                (17,417)                 (13,591)
                                                       -------------------      -------------------

Provision for income taxes
     Current                                                         8,000                    2,100
     Deferred                                                         (500)                      --
                                                       -------------------      -------------------
                                                                     7,500                    2,100
                                                       -------------------      -------------------

           Net loss                                                (24,917)                 (15,691)
                                                       -------------------      -------------------

           Basic loss per share                            $         (.01)       $             (.01)
                                                       ===================      ===================

Weighted average common shares outstanding                       5,278,644                4,788,644
                                                       ===================      ===================


                   The accompanying notes are an integral part
                      of the condensed financial statements


864471.3
                                       2

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 1999 and 1998
(Unaudited)

-----------------------------------------------------------------------------------------------------
                                                                   1999                     1998

Net sales                                                    $               --       $               --
                                                            -------------------      -------------------

Operating costs and expenses
     Administrative expenses                                             49,231                   22,425
     Legal and settlement expenses                                        4,000                   22,384

Other income and expenses
     Bankruptcy claim recovery                                           47,517                       --
     Interest expense                                                        --                   (5,498)
     Interest income                                                     15,229                   18,388
                                                            -------------------      -------------------
           Income (loss) before income taxes                              9,515                  (31,919)
                                                            -------------------      -------------------

Provision for income taxes
     Current                                                             17,800                    4,600
     Deferred                                                            (1,300)                      --
                                                            -------------------      -------------------
                                                                         16,500                    4,600
                                                            -------------------      -------------------

           Net loss                                                      (6,985)                 (36,519)
                                                            -------------------      -------------------

           Basic loss per share                                 $          (.01)      $             (.01)
                                                            ===================      ===================

Weighted average common shares outstanding                            5,278,644                4,492,358
                                                            ===================      ===================


                   The accompanying notes are an integral part
                      of the condensed financial statements



864471.3

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Operations
For the Six Months Ended June 30, 1999 and 1998
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                         1999                     1998


Cash flows from operating activities
Net loss                                                                            $          (6,985)         $       (36,519)
                                                                                  -------------------      -------------------
     Adjustments to reconcile net income (loss) to net cash provided by (used
        in) operating activities
            Compensation expense settled in shares of Ranger stock                             15,868                       --
            Interest expense settled in shares of Ranger stock                                     --                    5,498
            Deferred income taxes                                                              (1,300)                      --
            Changes in assets and liabilities
                Receivables                                                                        --                      608
                Prepaid expenses and other assets                                              (4,109)                  (7,744)
                Income tax receivable                                                           3,436                       --
                Accounts payable, accrued liabilities and interest payable                    (11,016)                   6,330
                Income tax payable                                                             11,114                       --
                                                                                  -------------------      -------------------
                       Total adjustments                                                       13,993                    4,692
                                                                                  -------------------      -------------------

                       Net cash provided by (used in) operating activities                      7,008                  (31,827)
                                                                                  -------------------      -------------------

Cash and cash equivalents at beginning of period                                              759,216                  784,800
                                                                                  -------------------      -------------------

Cash and cash equivalents at end of period                                        $           766,224      $           752,973
                                                                                  ===================      ===================

Noncash transactions
     Common stock issued in exchange for the cancellation of amount owed to       $               --        $          483,616
        PGI
                                                                                  ===================      ===================

                   The accompanying notes are an integral part
                      of the condensed financial statements



864471.3
                                        4

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
June 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------


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



2.         Management's Representation



           The accompanying condensed financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and results of operations included in the Company's 1998 Annual Report filed on Form 10-KSB and in this form 10-QSB report.



           In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.



3.         Bankruptcy Claim Recovery


           In April 1999, the Company received $47,517 as a distribution on a bankruptcy claim filed by the Company's predecessor in 1983.




864471.3
                                        5

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
June 30, 1999 and December 31, 1998
-------------------------------------------------------------------------------

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



           At June 30, 1999 and December 31, 1998, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $177.6 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At June 30, 1999 and December 31, 1998, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $153.9 million, which will begin to expire in the year 2002. The Company also had approximately $3.2 million and $7.7 million in tax credit carryforwards at June 30, 1999 and December 31, 1998, respectively. At the current tax rates, the taxable income equivalent of the credit carryforwards was approximately $9.4 million and $22.7 million, respectively.



           Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 5).



           At June 30, 1999 and December 31, 1998, the Company had deferred tax liabilities of $10,667 and $11,967, respectively, as a result of a compensation expense temporary difference, associated with the stock issued to Mr. Handel (see Note 7). Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of



864471.3
                                        6

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
June 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------


           SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards.


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






864471.3
                                       7

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
June 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------

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

           The estimated market value of the stock award was $160,000 or $.32 per share. The Company will incur compensation expense based on the vesting terms included in the Agreement. For the six months ended June 30, 1999, the Company recognized compensation expense of $15,868, plus related taxes, in connection with this stock award, which is included in administrative expenses in the condensed financial statements.


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





864471.3
                                        8

Item 2.  Plan of Operation.



               The following discussion should be read in conjunction with the Financial Statements, including the Notes thereto.



               As a result of the receipt of approximately $802,000 of bankruptcy claim recovery in the last quarter of 1997, approximately $45,600 from the Reorganization Trust (see Note 1, Organization, in the Condensed Financial Statements included in this Report) in the third quarter of 1998 and approximately $47,500 of bankruptcy claim recovery in the second quarter of 1999, the Registrant has sufficient liquidity to meet its current operating expenses for the foreseeable future. The Registrant's cash on hand was approximately $766,000 as of June 30, 1999, and the Registrant's projected cash operating costs and expenses, net of interest income and bankruptcy claim recovery, for the fiscal year ending December 31, 1999 are approximately $40,000. The Registrant does not expect to have to raise additional funds in the next twelve months.



               The Registrant's financial resources at the present time, other than its cash on hand, are (i) a remainder interest in the Product Liability Trust and (ii) the possible utility of net operating loss carryforwards ("NOLs") of approximately $178 million as of June 30, 1999. See Note 4, Income Taxes, in the Condensed Financial Statements included in this Report. The NOLs have sheltered the Registrant's modest interest income and the income of the Product Liability Trust from Federal income taxation and, until 1999, from state income taxation. The income of the Product Liability Trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOLs is uncertain.



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




864471.3
                                        9

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.



(a)  Exhibit  27.     Financial Data Schedule.



(b)  Reports on Form 8-K:  None.


864471.3
                                       10

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Ranger Industries, Inc., the Registrant





Date:  August 12, 1999                 By: /s/ MORTON E. HANDEL
                                           -------------------------------------
                                           Morton E. Handel
                                           President, Chief Executive Officer
                                              and Acting Chief Financial Officer




864471.3