Form 10QSB
period 1999-09-30
RANGER INDUSTRIES INC
filed 1999-11-12
CIK 21610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999

                                              OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES ACT OF 1934
        For the transition period from                    to
                                       ------------------    ------------------

               Commission File Number:      1-5673

 .............................RANGER INDUSTRIES, INC.............................
        (Exact name of small business issuer as specified in its charter)

        Connecticut                                06-0768904
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                One Regency Drive
 ........................Bloomfield, Connecticut 06002..........................
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 9, 1999): 5,278,644 shares

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---



891842.2

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Balance Sheets
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------

                                                               September 30,
                                                                   1999           December 31,
                                                                (Unaudited)           1998

Assets
Current assets
  Cash and equivalents                                            $    754,518        $    759,216
  Bankruptcy claim recovery receivable                                   2,033                   -
  Prepaid expenses                                                       5,530               2,625
  Income tax receivable                                                      -               3,436
                                                             ------------------  ------------------

                                                                       762,081             765,277
                                                             ------------------  ------------------

Other assets                                                             4,839               6,802
                                                             ------------------  ------------------

        Total assets                                              $    766,920        $    772,079
                                                             ==================  ==================

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable and other liabilities                          $      9,144        $     18,075
  Income tax payable                                                    14,239                   -
  Deferred income taxes                                                  3,576               3,576
                                                            -------------------  ------------------
        Total current liabilities                                       26,959              21,651

Non-current liabilities
  Deferred income taxes                                                  5,991               8,391
                                                            -------------------  ------------------

        Total liabilities                                               32,950              30,042
                                                            -------------------  ------------------

Stockholders' equity
  Common stock                                                          52,786              52,786
  Capital in excess of par value                                     1,661,430           1,661,430
  Unearned compensation                                                (91,003)           (114,937)
  Retained deficit                                                    (889,243)           (857,242)
                                                             ------------------  ------------------
        Total stockholders' equity                                     733,970             742,037
                                                             ------------------  ------------------

        Total Liabilities and stockholders' equity                $    766,920        $    772,079
                                                             ==================  ==================



    The accompanying notes are an integral part of these condensed financial statements.


891842.2
                                       -2-

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Operations
For the Three Months Ended September 30, 1999 and 1998
(Unaudited)
--------------------------------------------------------------------------------


                                                                        1999             1998


                                                                  $                 $
Net Sales                                                                       -                -
                                                                  ----------------  ---------------

Operating costs and expenses
  Administrative expenses                                                  28,844           59,983
  Legal expenses                                                            2,815            2,000

Other income and expenses
  Bankruptcy claim recovery                                                 2,033              711
  Interest income                                                           8,210            8,959
                                                                  ----------------  ---------------
        Loss before income taxes                                          (21,416)         (52,313)
                                                                  ----------------  ---------------

Provision for income taxes
  Current                                                                   4,700           (4,600)
  Deferred                                                                 (1,100)          11,099
                                                                  ----------------  ---------------
                                                                            3,600            6,499
                                                                  ----------------  ---------------

        Net loss                                                          (25,016)         (58,812)
                                                                  ----------------  ---------------


        Basic loss per share                                      $          (.01)  $         (.01)
                                                                  ================  ===============

Weighted average common stock outstanding                               5,278,644        4,893,040
                                                                  ----------------  ---------------


    The accompanying notes are an integral part of these condensed financial statements.


891842.2
                                             -3-






Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Operations
For the Nine Months Ended September 30, 1999 and 1998
(Unaudited)
--------------------------------------------------------------------------------


                                                                         1999            1998


                                                                  $                 $
Net Sales                                                                       -               -
                                                                  ----------------  ---------------

Operating costs and expenses
  Administrative expenses                                                  78,075           84,300
  Legal expenses                                                            6,815           24,384

Other income and expenses
  Bankruptcy claim recovery                                                49,550            2,603
  Interest expense                                                              -           (5,498)
  Interest income                                                          23,439           27,347
                                                                  ----------------  ---------------

        Loss before income taxes                                          (11,901)         (84,232)
                                                                  ----------------  ---------------

Provision for income taxes
  Current                                                                  22,500                -
  Deferred                                                                 (2,400)          11,099
                                                                  ----------------  ---------------
                                                                           20,100           11,099
                                                                  ----------------  ---------------

        Net loss                                                          (32,001)         (95,331)
                                                                  ----------------  ---------------

        Basic loss per share                                      $          (.01)  $         (.02)
                                                                  ================  ===============

Weighted average common stock outstanding                               5,278,644        4,696,601
                                                                  ----------------  ---------------





    The accompanying notes are an integral part of these condensed financial statements.


891842.2
                                       -4-

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------


                                                                       1999            1998

Cash flows from operating activities

     Net loss                                                       $     (32,001)    $    (95,331)
                                                                  ----------------  ---------------
  Adjustments to reconcile net loss to net cash used in operating activities
      Compensation expense settled in shares of Ranger stock               23,934           36,997
      Interest expense settled in shares of Ranger stock                        -            5,498
      Deferred income tax                                                  (2,400)          11,099
      Changes in assets and liabilities
        Bankruptcy claim recovery                                          (2,033)               -
        Prepaid expenses and other assets                                    (942)          (3,418)
        Income tax receivable                                               3,436           (1,196)
        Accounts payable, accrued liabilities and interest payable         (8,931)          (2,258)
        Income tax payable                                                 14,239                -
                                                                  ----------------  ---------------
                                                                            27,303           46,722
            Total adjustments                                     ----------------  ---------------


            Net cash used in operating activities                          (4,698)         (48,609)
                                                                  ----------------  ---------------

Cash flows from financing activities
     Distribution from reorganization trust                                     -           45,601
                                                                  ----------------  ---------------
            Net cash provided by financing activities                           -           45,601
                                                                  ----------------  ---------------

Net decrease in cash and cash equivalents                                  (4,698)          (3,008)

Cash and cash equivalents at beginning of period                          759,216          784,800
                                                                  ----------------  ---------------

Cash and cash equivalents at end of period                          $     754,518     $    781,792
                                                                  ================  ===============
Noncash transactions
  Common stock issued in exchange for the cancellation of amount
     owed to PGI                                                    $           -     $    483,616
                                                                  ================  ===============

  Common stock issued in exchange for employment services           $           -     $    160,000
                                                                  ================  ===============


    The accompanying notes are an integral part of these condensed financial statements.


891842.2
                                       -5-

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Statements
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------


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


891842.2
                                       -6-

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Statements
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------


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

        At September 30, 1999 and December 13, 1998, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $177.6 million after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At September 30, 1999 and December 31, 1998, the Company had Alternative Minimum Tax
        (AMT) loss carryforwards of approximately $153.9 million, which will begin to expire in the year 2002. The Company also had approximately $3.2 million and $7.7 million in tax credit carryforwards at September 30, 1999 and December 31, 1998, respectively. At the current tax rates, the taxable income equivalent of the credit carryforwards was approximately $9.4 million and $22.7 million, respectively.

        Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 5).

        At September 30, 1999 and December 31, 1998, the Company had deferred tax liabilities of $9,567 and $11,967, respectively, as a result of a compensation expense temporary difference, associated with the stock issued to Mr. Handel (see Note 7). Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full

891842.2
                                       -7-

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Statements
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------


        valuation allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards.

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


891842.2
                                       -8-

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Statements
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------


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

        The estimated market value of the stock award was $160,000 or $.32 per share. The Company will incur compensation expense based on the vesting terms included in the Agreement. For the nine months ended September 30, 1999 and 1998, the Company recognized compensation expense of $23,934 and $36,997, plus related taxes, respectively, in connection with this stock award, which is included in administrative expenses in the condensed financial statements.

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


891842.2
                                       -9-

Item 2.  Plan of Operation.

               The following discussion should be read in conjunction with the Financial Statements, including the Notes thereto.

               As a result of the receipt of approximately $802,000 of bankruptcy claim recovery in the last quarter of 1997, approximately $45,600 from the Reorganization Trust (see Note 1, Organization, in the Condensed Financial Statements included in this Report) in the third quarter of 1998 and approximately $47,500 of bankruptcy claim recovery in the second quarter of 1999, the Registrant has sufficient liquidity to meet its current operating expenses for the foreseeable future. The Registrant's cash on hand was approximately $755,000 as of September 30, 1999, and the Registrant's projected cash operating costs and expenses, net of interest income and bankruptcy claim recovery, for the fiscal year ending December 31, 1999 are approximately $40,000. The Registrant does not expect to have to raise additional funds in the next twelve months.

               The Registrant's financial resources at the present time, other than its cash on hand, are (i) a remainder interest in the Product Liability Trust and (ii) the possible utility of net operating loss carryforwards ("NOLs") of approximately $178 million as of September 30, 1999. See Note 4, Income Taxes, in the Condensed Financial Statements included in this Report. The NOLs have sheltered the Registrant's modest interest income and the income of the Product Liability Trust from Federal income taxation and, until 1999, from state income taxation. The income of the Product Liability Trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOLs is uncertain.

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



891842.2
                                      -10-

                                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibit  27.         Financial Data Schedule.

(b)     Reports on Form 8-K:  None.






891842.2
                                      -11-

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Ranger Industries, Inc., the Registrant


Date:  November 11, 1999                By:  /s/ MORTON E. HANDEL
                                             ---------------------------------
                                             Morton E. Handel
                                             President, Chief Executive Officer
                                                  and Acting Chief Financial
                                                  Officer








891842.2