Form 10KSB
period 1999-12-31
RANGER INDUSTRIES INC
filed 2000-03-03
CIK 21610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number                       1-5673
                       ---------------------------------------------------------

                                     RANGER INDUSTRIES, INC.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

            Connecticut                                 06-0768904
---------------------------------------    -------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

One Regency Drive, Bloomfield, Connecticut                  06002
------------------------------------------ -------------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number          (860) 726-1208
                           -----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $0.0l par value
--------------------------------------------------------------------------------
                          (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days.  Yes X   No
                                                                      ----- ----

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

         State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (February 23, 2000) within the past 60 days: $8,412,840
                                                                    ------------

                State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (February 22, 2000):
5,278,644 shares
-----------------

                     DOCUMENTS INCORPORATED BY REFERENCE: None.

     Transitional  Small Business  Disclosure Format (check one): Yes [ ] No [X]



925501.3

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

         The Product Liability Trust contains assets of approximately $12.5 million as of December 31, 1999. Under the terms of the Product Liability Trust, the residual funds, if any, remaining after the distribution of Trust assets to pay product liability claims and expenses would be distributed to the Registrant on February 28, 2020. The bankruptcy court, in its discretion, is authorized to permit an earlier payout to the Registrant. The Registrant may apply to the bankruptcy court for termination of the Product Liability Trust earlier than originally scheduled (i.e., prior to February 28, 2020), but there can be no assurance that such application will be successful, or that the Registrant will otherwise receive any distribution of assets from the Product Liability Trust prior to 2020, if ever. The Registrant expects that the trustee of the Product Liability Trust will initiate steps during the first half of 2000 to apply to the bankruptcy court for

                                      -1-
925501.3
immediate distribution to the Registrant of a significant portion of the assets of the Product Liability Trust, but there can be no assurance that such application will be successful.

         As of December 31, 1999, the Registrant had adjusted net operating loss carryforwards ("NOLs") of approximately $177.2 million. The NOLs resulted principally from operating losses sustained by the Registrant prior to 1990. See
Note 6 of the Notes to the Financial Statements for an explanation of the possible utility of these NOLs.

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

         In October 1997, the Registrant received a payment of approximately $802,000 as a distribution from a bankruptcy proceeding in which the Registrant had filed a claim in 1983. The Registrant had apparently written off that claim as worthless prior to the conclusion of the Registrant's bankruptcy proceeding in 1990. At the time that the payment was received, the Registrant had no other material liquid assets. As of December 31, 1999, the Registrant had liquid assets of approximately $743,000, substantially all of it attributable to the October 1997 distribution and the August 1998 distribution of $45,601 described above.

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



                                      -2-
925501.3

Item 2.  Properties.

         As of the Effective Date of the Plan, the Registrant had no material properties, and it has acquired none since then. The Registrant currently has the use of office space in Bloomfield, Connecticut, and leases space in a public warehouse for the storage of some of its business records.

Item 3.  Legal Proceedings.

         In March 1999, one of the Company's inactive subsidiaries received a Notice of Intent to Levy from the Internal Revenue Service (the "IRS") in which the IRS alleges a debt of approximately $460,000 in connection with a 1984 tax obligation of that company. The Company believes that the assertions contained in the Notice of Intent to Levy are without merit.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         Inapplicable.



                                      -3-
925501.3

                                    PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         The Common Stock is traded over the counter and quotes have been reported by the OTC Bulletin Board since February 2, 1997. The table set forth below reports the high and low closing bid/asked quotations as compiled by IDD Information Services for each calendar quarter in the last two complete fiscal years, and for the first quarter of the current fiscal year, through the date indicated. The quotations reflect interdealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                             High/Asked                Low/Bid
--------------------------------------------------------------------------------
1998 - 1st Quarter                             1.00000                0.40625
1998 - 2nd Quarter                             0.93750                0.56250
1998 - 3rd Quarter                             0.87500                0.43750
1998 - 4th Quarter                             0.75000                0.28125
1999 - 1st Quarter                             0.59375                0.28125
1999 - 2nd Quarter                             0.59375                0.37500
1999 - 3rd Quarter                             1.21875                0.31250
1999 - 4th Quarter                             1.50000                0.59375
2000 - 1st Quarter                             1.87500                1.12500
(through Feb. 18)


         The number of registered holders of the Common Stock as of February 18, 2000, was approximately 1,000.

         The Registrant has not paid any cash dividends on its stock since 1974 and has no expectation of doing so in the foreseeable future.

Item 6.  Plan of Operation.

         The following discussion should be read in conjunction with Item 1, Business, and the Financial Statements, including the Notes thereto.

         As a result of the receipt of approximately $802,000 in the last quarter of 1997 and approximately $45,600 in the third quarter of 1998, the Registrant has sufficient liquidity to meet

                                      -4-
925501.3
its current operating expenses for the foreseeable future. The Registrant's cash on hand was approximately $743,000 as of December 31, 1999, and the Registrant's projected cash operating costs and expenses, net of interest income, for the fiscal year ending December 31, 2000 are approximately $90,000. The Registrant does not expect to have to raise additional funds in the next twelve months.

         The Registrant's financial resources at the present time, other than its cash on hand, are (i) a remainder interest in the Product Liability Trust and (ii) the possible utility of net operating loss carryforwards ("NOLs") of approximately $177.2 million as of February 22, 2000. See Notes 5 and 6 in the Condensed Financial Statements included in Part 7 of this Report. For regular (i.e., non-alternative minimum) tax purposes, the NOLs have sheltered the Registrant's modest interest income and the income of the Product Liability Trust. The income of the Product Liability Trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOLs is uncertain.

         Year 2000 Issues. The Registrant has no operations and does not use a computer to maintain its financial records at this time. The Registrant (i) has incurred no significant costs associated with addressing the Year 2000 problem;
(ii) has not experienced any material adverse effects as a result of the Year 2000 issue; and (iii) believes that its Year 2000 issues present it with no material risks. The Registrant cannot be certain that BankBoston, the bank where most of the Registrant's cash is kept in the form of accounts, will be free from Year 2000 difficulties. The Registrant believes, however, that those accounts are safe from any material risk associated with the Year 2000 problem. Because the Registrant has no operations and does not use a computer to maintain its financial records, the Registrant has not considered it necessary to make contingency plans for dealing with the Year 2000 problem and it has not done so.

Item 7.  Financial Statements.

         See the "Index to Financial Statements and Schedules," which appears on page F - 1 hereof.

Item 8.  Changes  in  and  Disagreements with   Accountants  on  Accounting  and
         Financial Disclosure.

         Inapplicable.


                                      -5-
925501.3

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

Name, Age and Office             Business Background

Morton E. Handel, 64,            President of S&H Consulting, Ltd., a  privately
Chief Executive                  held  investment and consulting firm.  Chairman
Officer,                         of   the   Board   and   director   of   Marvel
President and Director           Enterprises,     Inc.,     a    publicly   held
                                 entertainment   company   operating   in    the
                                 licensing, comic   book   publishing   and  toy
                                 businesses; director  of  CompUSA,  a  publicly
                                 held retailer of  computer  hardware, software,
                                 and   accessories;   director   of   Concurrent
                                 Computer   Corporation,   a   manufacturer   of
                                 real-time computers and computer systems.

Isaac Perlmutter, 56,            Independent investor;  sole shareholder of Pure
Director                         Group, Inc.;  director  of  Marvel Enterprises,
                                 Inc., a  publicly  held  entertainment  company
                                 operating   in   the   licensing,  comic   book
                                 publishing and toy businesses.

Raymond Minella, 50,             Principal of Berenson,  Minella  &  Company, an
Director                         investment banking firm.


         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of Forms 3, 4 and 5 available to it and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, the Company believes that no director, officer or beneficial owner of more than 10% of its Common Stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 1999.


                                      -6-
925501.3

Item 10. Executive Compensation.

         Executive Officers. In the three fiscal years ended December 31, 1999, 1998 and 1997, the only executive officers of the Registrant who received any salary or other compensation from the Registrant were Mr. James B. Rubin and Mr. Morton E. Handel, as follows:

                                         Fiscal year ended     Total annual
Name and Positions                         December 31,        compensation

James T. Rubin, President and Director      1999               $       0
(through July 29, 1997)
                                            1998                       0
                                            1997                 17,888(1)


Morton E. Handel, President and Chief       1999                 32,000(2)
Executive Officer
                                            1998                 45,063(2)
                                            1997                      0


1.    For the period from January 1 through July 29, 1997, only.

2.    See Note 7 of the Notes to the Financial Statements.

         The Registrant's current executive officer, Mr. Handel, served without any compensation from July 29, 1997 to August 4, 1998.

           Compensation of Directors. Each director of the Registrant is paid an attendance fee of $500 for each regular or special meeting of the Board of Directors which he attends, in person or by telephone.



                                      -7-
925501.3

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table lists all persons who have reported to the Securities and Exchange Commission their beneficial ownership of more than 5% of the Registrant's Common Stock, and all directors and officers of the Registrant, as of February 22, 2000:

==========================================================================================
Beneficial Owner                                          Number of Shares   Percentage(1)
------------------------------------------------------------------------------------------
Morton E. Handel, President, Chief Executive Officer
and Director                                                  718,167             13.6%
------------------------------------------------------------------------------------------
Massachusetts Financial Services Company                      398,930              7.6%
------------------------------------------------------------------------------------------
Isaac Perlmutter, Director(2)                               1,136,137             21.5%
------------------------------------------------------------------------------------------
All directors and officers as a group(3)                    1,854,304             35.1%
==========================================================================================

1. All percentages have been determined using the number of shares of the Registrant's Common Stock outstanding as of February 22, 2000, i.e., 5,278,644 shares.

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


                                      -8-
925501.3

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

                                      -9-
925501.3

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Ranger Industries, Inc.



February 25, 2000                          /s/ Morton E. Handel
                                           -------------------------------------
                                           Morton E. Handel
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



February 25, 2000                          /s/ Morton E. Handel
                                           -------------------------------------
                                           Morton E. Handel
                                           President, Chief Executive Officer,
                                           Director and Acting  Chief  Financial
                                           and  Accounting   Officer  (principal
                                           executive,  financial and  accounting
                                           officer)


February 28, 2000                          /s/ Raymond Minella
                                           -------------------------------------
                                           Raymond Minella
                                           Director


February 24, 2000                          /s/ Isaac Perlmutter
                                           -------------------------------------
                                           Isaac Perlmutter
                                           Director

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


925501.3

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                   Index to Financial Statements and Schedules

                                                                                                                 Page

Report of Independent Accountants.................................................................................F-2

Balance Sheets as of December 31, 1999 and 1998...................................................................F-3

Statements of Operations for the years ended December 31, 1999 and 1998...........................................F-4

Statements of Changes in Shareholders' Equity for the years ended December 31, 1999 and 1998........................................................................................................F-5

Statements of Cash Flows for the years ended December 31, 1999 and 1998...........................................F-6

Notes to Financial Statements.....................................................................................F-7


Schedules not included herein have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)


In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Ranger Industries, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




February 29, 2000

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Balance Sheets
December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                1999           1998

Assets
Current assets
   Cash and equivalents                                         $742,972       $759,216
   Prepaid expenses                                               13,321          2,625
   Income tax receivable                                               -          3,436
                                                            -------------  -------------

                                                                 756,293        765,277
                                                            -------------  -------------

Other assets                                                       4,177          6,802
                                                            -------------  -------------

         Total assets                                           $760,470       $772,079
                                                            =============  =============



Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable and other liabilities                       $ 11,005       $ 18,075
   Income tax payable                                             26,900              -
   Deferred income taxes                                           2,992          3,576
                                                            -------------  -------------
         Total current liabilities                                40,897         21,651

Non-current liabilities
   Deferred income taxes                                           4,213          8,391
                                                            -------------  -------------

         Total liabilities                                        45,110         30,042
                                                            -------------  -------------

Shareholders' equity
   Common stock - $.01 par value, 20,000,000 shares
     authorized, 5,278,644 shares issued and outstanding          52,786         52,786
   Capital in excess of par value                              1,661,430      1,661,430
   Unearned compensation                                         (82,937)      (114,937)
   Retained deficit                                             (915,919)      (857,242)
                                                            -------------  -------------
         Total shareholders' equity                              715,360        742,037
                                                            -------------  -------------

         Total liabilities and shareholders' equity             $760,470       $772,079
                                                            =============  =============

   The accompanying notes are an integral part of these financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Statements of Operations
For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                      1999          1998

Net sales                          $         -  $          -
                                   ============ =============

Operating costs and expenses
   Administrative expenses             102,459       110,356
   Legal expenses                        7,815        32,794

Other income and expenses
   Bankruptcy claim recovery            49,869         2,603
   Interest expense                          -        (5,498)
   Interest income                      32,127        35,559
                                   ------------ -------------
         Loss before income taxes      (28,278)     (110,486)
                                   ------------ -------------

Provision for income taxes
   Current                              35,161             -
   Deferred                             (4,762)       11,967
                                   ------------ -------------
                                        30,399        11,967
                                   ------------ -------------

         Net loss                      (58,677)     (122,453)
                                   ------------ -------------

         Basic loss per share          $  (.01)      $  (.03)
                                   ============ =============


   The accompanying notes are an integral part of these financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                               Common Stock
                                          -----------------------  Capital in                                   Total
                                            Number        Par       Excess of     Retained     Unearned     Shareholders'
                                          of Shares      Value      Par Value     Deficit     Compensation     Equity

Balances at December 31, 1997              4,000,000   $  40,000   $   985,000   $  (734,789)  $        -   $    290,211

Issuance of common stock to PGI              778,644       7,786       475,829            -             -        483,615

Issuance of common stock in lieu of
   cash compensation                         500,000       5,000       155,000            -      (160,000)             -

Amortization of unearned compensation              -           -             -            -        45,063         45,063

Net loss                                           -           -             -     (122,563)            -       (122,453)

Distribution from Ranger Industries, Inc.
   reorganization, net                             -           -        45,601            -             -         45,601
                                          -----------  ----------  ------------  -----------  ------------  -------------

Balances at December 31, 1998              5,278,644      52,786     1,661,430     (857,242)     (114,937)       742,037

Amortization of unearned compensation              -           -             -            -        32,000         32,000

Net loss                                           -           -             -      (58,677)            -        (58,677)
                                          -----------  ----------  ------------  -----------  ------------  -------------

Balances at December 31, 1999              5,278,644   $  52,786   $ 1,661,430   $  (915,919) $   (82,937)  $    715,360
                                          ===========  ==========  ============  ===========  ============  =============


   The accompanying notes are an integral part of these financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                   1999              1998

Cash flows from operating activities
     Net loss                                                      $  (58,677)       $ (122,453)
                                                             ----------------- -----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Interest expense settled in shares of Ranger stock                    -             5,498
      Compensation expense settled in shares of Ranger stock           32,000            45,063
      Deferred income taxes                                            (4,762)           11,967
      Changes in assets and liabilities
        Prepaid expenses and other assets                              (8,071)           (9,427)
        Income tax receivable                                           3,436                10
        Accounts payable and other liabilities                         (7,070)           (1,843)
        Income tax payable                                             26,900                 -
                                                             ----------------- -----------------
           Total adjustments                                           42,433            51,268
                                                             ----------------- -----------------

           Net cash used in operating activities                      (16,244)          (71,185)
                                                             ----------------- -----------------

Cash flows from financing activities
   Distribution from reorganization trust                                   -            45,601
                                                             ----------------- -----------------
           Net cash provided by financing activities                        -            45,601
                                                             ----------------- -----------------

Net decrease in cash and cash equivalents                             (16,244)          (25,584)

Cash and cash equivalents at beginning of year                        759,216           784,800
                                                             ----------------- -----------------

Cash and cash equivalents at end of year                           $  742,972        $  759,216
                                                             ================= =================

Supplemental disclosures of cash flow information
   Cash paid during the year for
     Income taxes                                                   $   7,919        $    7,086
                                                             ================= =================

Noncash transactions
   Common stock issued in exchange for the cancellation
     of amount owed to PGI                                          $       -        $  483,616
                                                             ================= =================

   Common stock issued in exchange for employment services          $       -        $  160,000
                                                             ================= =================


   The accompanying notes are an integral part of these financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------


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

      Earnings Per Share
      In 1997, the Company adopted Statement of Financial Standards No. 128, "Earnings Per Share". This pronouncement had no impact on the Company's consolidated financial position, results of operations, or cash flows. Basic earnings (loss) per share were computed based on the weighted outstanding shares and, as such, basic and diluted earnings per share are the same. Weighted average common shares outstanding were 5,278,644 and 4,837,691 shares during 1999 and 1998, respectively. As discussed in Note 1, all previously existing debt and equity securities were canceled on February 28, 1990.

      Cash and Cash Equivalents
      Cash equivalents consist of short-term highly liquid investments with an original maturity, when purchased, of three months or less.

4.    Bankruptcy Claim Recovery

      During 1999 and 1998, the Company received $49,869 and $2,603, respectively, of distributions on bankruptcy claims filed by the Company's predecessor.

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

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

      Tax expense or benefit is attributable to state taxes and Federal alternative minimum tax. The difference between the actual tax provision and the amount obtained by applying the statutory U.S. federal income tax rate to income before taxes is primarily attributable to state taxes and the federal alternative minimum tax associated with the net income of the product liability trust.

      At December 31, 1999 and 1998, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $177.2 million and $177.6 million, respectively, after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At December 31, 1999 and 1998, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $153.5 million and $153.9 million, respectively, which will begin to expire in the year 2002. The Company also had approximately $350,000 and $7.7 million in tax credit carryforwards at December 31, 1999 and 1998, respectively. At the current tax rates, the taxable income equivalent of the credit carryforwards was approximately $999,000.

      Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 6).

      At December 31, 1999 and 1998, the Company had deferred tax liabilities of $7,205 and $11,967, respectively, as a result of a compensation expense temporary difference, associated with the stock issued to Mr. Handel (see
      Note 7). Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards.

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

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses to Hasbro and the Company's switch to a new business of acquiring investments, it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $177.2 million of net operating loss carryforwards. This could have a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The financial statements do not include any adjustments that might result from the resolution of these uncertainties.

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

      The estimated market value of the stock award was $160,000 or $.32 per share. The Company will incur compensation expense based on the vesting terms included in the Agreement. For the years ended December 31, 1999 and 1998, the Company recognized compensation expense of $32,000 and $45,063, respectively, plus related taxes, in connection with this stock award, which is included in administrative expenses in the financial statements.

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

9.    Related Party Transactions

      See Notes 2 and 8 for related party transaction information.