Form 10QSB
period 2000-03-31
RANGER INDUSTRIES INC
filed 2000-05-15
CIK 21610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
        ACT
        For the transition period from               to
                                       -------------    -------------

               Commission File Number:      1-5673

 ............................ RANGER INDUSTRIES, INC. ...........................
        (Exact name of small business issuer as specified in its charter)

        Connecticut                                06-0768904
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                               One Regency Drive
 ......................... Bloomfield, Connecticut 06002 ........................
                    (Address of principal executive offices)

 ................................ (860) 726-1208 ................................
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                                ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (March 31, 2000): 5,278,644 shares

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

951991.2

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Balance Sheets
March 31, 2000 and December 31, 1999
--------------------------------------------------------------------------------

                                                                       March 31,
                                                                          2000         December 31,
                                                                      (Unaudited)          1999
Assets
Current assets
  Cash and equivalents                                                 $   697,671      $   742,972
  Prepaid expenses                                                          10,791           13,321
  Prepaid taxes                                                              4,471                -
                                                                       -----------      -----------

                                                                           712,933          756,293
                                                                       -----------      -----------

Other assets                                                                 3,530            4,177
                                                                       -----------      -----------

      Total assets                                                     $   716,463      $   760,470
                                                                       ===========      ===========


Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable and other liabilities                               $    20,232      $    11,005
  Income tax payable                                                             -           26,900
  Deferred income taxes                                                      2,992            2,992
                                                                       -----------      -----------
      Total current liabilities                                             23,224           40,897

Non-current liabilities
  Deferred income taxes                                                      3,413            4,213
                                                                       -----------      -----------

      Total liabilities                                                     26,637           45,110
                                                                       -----------      -----------

Shareholders' equity
  Common stock - $.01 par value, 20,000,000 shares
    authorized, 5,278,644 shares issued and outstanding                     52,786           52,786
  Capital in excess of par value                                         1,661,430        1,661,430
  Unearned compensation                                                    (75,047)         (82,937)
  Retained deficit                                                        (949,343)        (915,919)
                                                                       -----------      -----------
      Total shareholders' equity                                           689,826          715,360
                                                                       -----------      -----------

      Total liabilities and shareholders' equity                       $   716,463      $   760,470
                                                                       ===========      ===========



        The accompanying notes are an integral part of these condensed financial statements.
                                                 -1-

951991.2

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Operations
For the Three Months Ended March 31, 2000 and 1999
(Unaudited)
--------------------------------------------------------------------------------

                                                                          2000               1999
Net sales                                                            $         -        $         -
                                                                     -----------        -----------

Operating costs and expenses
  Administrative expenses                                                 27,507             24,253
  Legal expenses                                                             606              4,000

Other income and expenses
  Bankruptcy claim recovery                                                    -             47,517
  Interest income                                                          9,008              7,668
                                                                     -----------        -----------
      Income (loss) before income taxes                                  (19,105)            26,932
                                                                     -----------        -----------

Provision for income taxes
  Current                                                                 15,119              9,800
  Deferred                                                                  (800)              (800)
                                                                     -----------        -----------
                                                                          14,319              9,000
                                                                     -----------        -----------

      Net income (loss)                                                  (33,424)            17,932
                                                                     -----------        -----------

      Basic income (loss) per share                                  $     (0.01)       $      0.01
                                                                     ===========        ===========

Weighted average common stock outstanding                              5,278,644          5,278,644
                                                                     -----------        -----------



        The accompanying notes are an integral part of these condensed financial statements.
                                                 -2-

951991.2

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2000 and 1999
(Unaudited)
--------------------------------------------------------------------------------

                                                                              2000           1999

Cash flows from operating activities
   Net income (loss)                                                     $ (33,424)      $  17,932
                                                                         ---------       ---------
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities
    Compensation expense settled in shares of Ranger stock                   7,890           7,890
    Deferred income taxes                                                     (800)           (800)
    Changes in assets and liabilities
     Bankruptcy claim recovery                                                   -         (47,517)
     Prepaid expenses and other assets                                       3,177          (7,234)
     Prepaid taxes                                                          (4,471)          3,436
     Accounts payable and other liabilities                                  9,227          11,777
     Income tax payable                                                    (26,900)          3,114
                                                                         ---------       ---------
       Total adjustments                                                   (11,877)        (29,334)
                                                                         ---------       ---------

       Net cash used in operating activities                               (45,301)        (11,402)
                                                                         ---------       ---------

Cash and cash equivalents at beginning of period                           742,972         759,216
                                                                         ---------       ---------

Cash and cash equivalents at end of period                               $ 697,671       $ 747,814
                                                                         =========       =========



        The accompanying notes are an integral part of these condensed financial statements.
                                                 -3-

951991.2

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Financial Data Schedule
10-QSB for the First Quarter 2000
(Unaudited)
--------------------------------------------------------------------------------

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


2.    Management's Representation

      The accompanying condensed financial statements should be read in conjunction with the Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and results of operations included in the Company's 1999 Annual Report filed on Form 10-KSB and in this form 10-QSB report.

      In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.


3.    Bankruptcy Claim Recovery

      In April 1999, the Company received $47,517 as a distribution on a bankruptcy claim filed by the Company's predecessor in 1983. Total bankruptcy claim recovery received in 1999 was $49,869.



                                      -4-
951991.2

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Financial Data Schedule
10-QSB for the First Quarter 2000
(Unaudited)
--------------------------------------------------------------------------------

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

      As discussed in Note 1, the assets and liabilities of the Company, except for $950,000 retained for working capital purposes, were transferred to the Reorganization and Product Liability Trusts, respectively, effective February 28, 1990, in accordance with the Plan. Although the matter is not free from doubt, these Trusts have been treated as grantor trusts. Accordingly, taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Trusts are reflected on the federal income tax return of Ranger Industries, Inc., although such assets and liabilities are not presented in these financial statements.

      Tax expense or benefit is attributable to state taxes and Federal alternative minimum tax. The difference between the actual tax provision and the amount obtained by applying the statutory U.S. federal income tax rate to income before taxes is primarily attributable to state taxes and the federal alternative minimum tax associated with the net income of the product liability trust.

      At March 31, 2000 and December 31, 1999, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $177.0 million and $177.2 million, respectively, after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At March 31, 2000 and December 31, 1999, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $152.4 million and $153.5 million, respectively, which will begin to expire in the year 2002. The Company also had approximately $385,000 in tax credit carryforwards at both March 31, 2000 and December 31, 1999, which will expire at December 31, 2000. At the current tax rates, the taxable income equivalent of the credit carryforwards was approximately $1.1 million.

      Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations.

      At March 31, 2000 and December 31, 1999, the Company had deferred tax liabilities of $6,405 and $7,205, respectively, as a result of a compensation expense temporary difference, associated with the stock issued to Mr. Handel (see Note 6). Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation

                                      -5-
951991.2

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Financial Data Schedule
10-QSB for the First Quarter 2000
(Unaudited)
--------------------------------------------------------------------------------

       allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards.

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

       Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses to Hasbro and the Company's switch to a new business of acquiring investments, it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $177.0 million of net operating loss carryforwards. This could have a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The financial statements do not include any adjustments that might result from the resolution of these uncertainties.

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

       The estimated market value of the stock award was $160,000 or $.32 per share. The Company will incur compensation expense based on the vesting terms included in the Agreement. For each of the quarters ended March 31, 2000 and 1999, the Company recognized compensation expense of $7,890, plus related taxes, in connection with this stock award, which is included in administrative expenses in the accompanying condensed financial statements.



                                      -6-
951991.2

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Financial Data Schedule
10-QSB for the First Quarter 2000
(Unaudited)
--------------------------------------------------------------------------------

7.    Distribution from Ranger Industries, Inc.'s Reorganization Trust

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


8.    Subsequent Event

      On May 8, 2000, an order of the United States Bankruptcy Court for the Southern District of New York was docketed pursuant to which the trustee of the Product Liability Trust was authorized (i) to obtain insurance covering all claims made against the Product Liability Trust where the injury giving rise to the claim occurred between May 15, 1990 and May 15, 2020, and (ii) after paying $1,156,000 for the insurance premiums, to make a cash distribution to Ranger Industries, Inc. of all of the remaining funds in the Product Liability Trust other than $600,000 which shall remain in the Product Liability Trust to pay for the administrative expenses of the Product Liability Trust.

      As of March 31, 2000, there was approximately $12.6 million, prior to the $1,156,000 and $600,000 referred to above, in the Product Liability Trust.

      The cash distribution will be reflected as an adjustment to the original capitalization of the Company and, accordingly, will be recorded in capital in excess of par value in the quarter ended June 30, 2000.






                                       -7-
951991.2

Item 2.  Plan of Operation

               The following discussion should be read in conjunction with the Financial Statements, including the Notes thereto.

               As a result of the receipt of approximately $802,000 of bankruptcy claim recovery in the last quarter of 1997, approximately $45,600 from the Reorganization Trust (see Note 7, Distribution from Ranger Industries, Inc.'s Reorganization Trust, in the Condensed Financial Statements included in this Report) in the third quarter of 1998 and approximately $47,500 of bankruptcy claim recovery in the second quarter of 1999 (see Note 3, Bankruptcy Claim Recovery, in the Condensed Financial Statements included in this Report), the Registrant has sufficient liquidity to meet its current operating expenses for the foreseeable future. In addition, the Registrant anticipates receiving a distribution from the product liability trust (the "Product Liability Trust") of approximately $10.8 million in the near future. The Registrant's cash on hand was approximately $698,000 as of March 31, 2000, and the Registrant's projected cash operating costs and expenses, net of interest income and bankruptcy claim recovery, for the fiscal year ending December 31, 2000 are approximately $40,000. The Registrant does not expect to have to raise additional funds in the next twelve months.

               The Registrant's financial resources at the present time, other than its cash on hand, are the possible utility of net operating loss carryforwards ("NOLs") of approximately $177.0 million as of March 31, 2000. (See Note 4, Income Taxes, in the Condensed Financial Statements included in this Report.) The NOLs result primarily from operating losses sustained by the Registrant prior to 1990 and have sheltered the Registrant's modest interest income and the income of the Product Liability Trust from Federal income taxation and, until 1999, from state income taxation. The income of the Product Liability Trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOLs is uncertain.

               As of March 31, 2000, the Product Liability Trust contained assets of approximately $12.6 million. Under the terms of the Product Liability Trust, the residual funds, if any, remaining after the distribution of Product Liability Trust assets to pay product liability claims and expenses would be distributed to the Registrant on February 28, 2020. On May 8, 2000, a final and non-appealable order of the United States Bankruptcy Court for the Southern District of New York authorized an earlier payout to the Registrant. Pursuant to such order, the trustee of the Product Liability Trust is authorized to distribute approximately $10.8 million from the Product Liability Trust to the Registrant.

               In accordance with his employment agreement and upon receipt by the Registrant of a significant distribution from the Product Liability Trust, Mr. Morton E. Handel is entitled to receive a bonus and the balance of the shares granted to him by the Registrant vest.

               The Registrant does not anticipate that it will perform any product research and development in the next twelve months.





                                       -8-


951991.2

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 8, 2000, an order of the United States Bankruptcy Court for the Southern District of New York (the "Order") became final and non-appealable. The Order authorizes the trustee of the Product Liability Trust (i) to obtain insurance covering all claims made against the Product Liability Trust where the injury giving rise to the claim occurred between May 15, 1990 and May 15, 2020 and (ii) after paying $1,156,000 for premiums to obtain that insurance coverage, to make a cash distribution to the Registrant of all of the remaining funds in the Product Liability Trust other than $600,000 which shall remain in the Product Liability Trust to pay the administrative expenses of the Product Liability Trust.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibit  27.         Financial Data Schedule.

(b)     Reports on Form 8-K:
        The Registrant filed a Form 8-K on May 10, 2000 to report that an order of the United States Bankruptcy Court of New York became final and non-appealable.






                                       -9-



951991.2

                                          SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Ranger Industries, Inc., the Registrant


Date:  May 15, 2000                      By: /s/ Morton E. Handel
                                            ------------------------------------
                                         Morton E. Handel
                                         President, Chief Executive Officer and
                                                Acting Chief Financial Officer












951991.2