Form 10QSB
period 2000-09-30
RANGER INDUSTRIES INC
filed 2000-11-13
CIK 21610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
         For the transition period from                to
                                       ---------------    ---------------

            Commission File Number:            1-5673

 ..............................RANGER INDUSTRIES, INC............................
        (Exact name of small business issuer as specified in its charter)

         Connecticut                                   06-0768904
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

                                One Regency Drive
 .........................Bloomfield, Connecticut 06002..........................
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (November 6, 2000): 5,278,644 shares

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---


NY/310853.1

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Balance Sheets
September 30, 2000 and December 31, 1999
----------------------------------------------------------------------------------------------------------

                                                                          September 30,
                                                                              2000            December 31,
                                                                           (Unaudited)            1999

Assets
Current assets
   Cash and equivalents                                                   $ 10,146,900        $   742,972
   Prepaid expenses                                                              3,128             13,321
   Income taxes receivable                                                         355                  -
                                                                          -------------       ------------
                                                                            10,150,383            756,293

Other assets                                                                         -              4,177
                                                                          -------------       ------------

       Total assets                                                       $ 10,150,383        $   760,470
                                                                          =============       ============


Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable and other liabilities                                 $     13,721        $    11,005
   Income tax payable                                                                -             26,900
   Deferred income taxes                                                             -              2,992
                                                                          -------------       ------------
       Total current liabilities                                                13,721             40,897

Non-current liabilities
   Deferred income taxes                                                             -              4,213
                                                                          -------------       ------------

       Total liabilities                                                        13,721             45,110
                                                                          -------------       ------------
Shareholders' equity
   Common stock - $.01 par value, 20,000,000 shares
    authorized, 5,278,644 shares issued and outstanding                         52,786             52,786
   Capital in excess of par value                                           12,664,062          1,661,430
   Unearned compensation                                                             -            (82,937)
   Retained deficit                                                         (2,580,186)          (915,919)
                                                                          -------------       ------------
       Total shareholders' equity                                           10,136,662            715,360
                                                                          -------------       ------------


       Total liabilities and shareholders' equity                         $ 10,150,383        $   760,470
                                                                          =============       ============



           The accompanying notes are an integral part of these condensed financial statements.

                                                    -1-


Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Operations
For the Three Months Ended September 30, 2000 and 1999
(Unaudited)
-----------------------------------------------------------------------------------------------

                                                                     2000            1999

Net sales                                                       $             -  $           -
                                                                ---------------- --------------

Operating costs and expenses
   Administrative expenses                                               14,471         28,844
   Legal and settlement expenses                                         18,435          2,815

Other income and expenses
   Bankruptcy claim recovery                                                  -          2,033
   Interest income                                                      139,589          8,210
                                                                ---------------- --------------
        Income (loss) before income taxes                               106,683        (21,416)
                                                                ---------------- --------------

Provision for income taxes
   Current                                                               12,466          4,700
   Deferred                                                                   -         (1,100)
                                                                ---------------- --------------
                                                                         12,466          3,600
                                                                ---------------- --------------

       Net income (loss)                                                 94,217        (25,016)
                                                                ---------------- --------------

       Basic income (loss) per share                            $           .02  $        (.01)
                                                                ---------------- --------------

Weighted average common stock outstanding                             5,278,644      5,278,644
                                                                ---------------- --------------



      The accompanying notes are an integral part of these condensed financial statements.

                                               -2-


Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
-----------------------------------------------------------------------------------------------

                                                                     2000            1999

Net sales                                                       $             -  $           -
                                                                ---------------- --------------

Operating costs and expenses
   Administrative expenses                                            1,790,667         78,075
   Legal and settlement expenses                                         73,079          6,815

Other income and expenses
   Bankruptcy claim recovery                                                  -         49,550
   Interest income                                                      211,509         23,439
                                                                ---------------- --------------
        Income (loss) before income taxes                            (1,652,237)       (11,901)
                                                                ---------------- --------------

Provision for income taxes
   Current                                                               12,030         22,500
   Deferred                                                                   -         (2,400)
                                                                ---------------- --------------
                                                                         12,030         20,100
                                                                ---------------- --------------

       Net loss                                                      (1,664,267)       (32,001)
                                                                ---------------- --------------

       Basic loss per share                                     $          (.32) $        (.01)
                                                                ---------------- --------------

Weighted average common stock outstanding                             5,278,644      5,278,644
                                                                ---------------- --------------



      The accompanying notes are an integral part of these condensed financial statements.




Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
----------------------------------------------------------------------------------------------------------

                                                                                2000               1999

Cash flows from operating activities
    Net loss                                                                $ (1,664,267)       $ (32,001)
                                                                            -------------       ----------
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Compensation expense settled in shares of Ranger stock                       82,937           23,934
     Deferred income taxes                                                        (7,205)          (2,400)
     Changes in assets and liabilities
      Bankruptcy claim recovery                                                        -           (2,033)
      Prepaid expenses and other assets                                           14,370             (942)
      Prepaid taxes                                                                 (355)               -
      Income tax receivable                                                            -            3,436
      Accounts payable and other liabilities                                       2,716           (8,931)
      Income tax payable                                                         (26,900)          14,239
                                                                            -------------       ----------
        Total adjustments                                                         65,563           27,303
                                                                            -------------       ----------

        Net cash used in operating activities                                 (1,598,704)          (4,698)
                                                                            -------------       ----------

Cash flows from financing activities
   Distribution from product liability trust                                  11,002,632                -
                                                                            -------------       ----------
        Net cash provided by financing activities                             11,002,632                -
                                                                            -------------       ----------

Net increase (decrease) in cash and cash equivalents                           9,403,928           (4,698)

Cash and cash equivalents at beginning of period                                 742,972          759,216
                                                                            -------------       ----------

Cash and cash equivalents at end of period                                  $ 10,146,900        $ 754,518
                                                                            =============       ==========




               The accompanying notes are an integral part of these condensed financial statements.



Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
September 30, 2000 and December 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

      The Plan also provided for the creation of a Product Liability Trust in order to settle certain personal injury claims (including claims arising thereafter) against the Registrant. Pursuant to the terms of the Product Liability Trust Agreement, residual funds, if any, will revert to the Registrant, as grantor of the trust, upon the earlier of (a) February 28, 2020, or (b) approval by the bankruptcy court of earlier termination of the Product Liability Trust. As of September 30, 2000, the Product Liability Trust continues to process and liquidate certain product liability claims after the Bankruptcy Court's approval of a distribution of the majority of its assets to the Company as described in Note 7.


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


3.    Bankruptcy Claim Recovery

      In April 1999, the Company received $47,517 as a distribution on a bankruptcy claim filed by the Company's predecessor in 1983. Total bankruptcy claim recovery received for the nine month period ended September 30, 1999 was $49,550.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
September 30, 2000 and December 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

      At September 30, 2000 and December 31, 1999, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $178.4 million and $177.2 million, respectively, after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At September 30, 2000 and December 31, 1999, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately $153.7 million and $153.5 million, respectively, which will begin to expire in the year 2002. The Company also had approximately $385,000 in tax credit carryforwards at both September 30, 2000 and December 31, 1999, which will expire on December 31, 2000. At the current tax rates, the taxable income equivalent of the credit carryforwards was approximately $1.1 million.

      Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations.

      At September 30, 2000 and December 31, 1999, the Company had deferred tax liabilities of $-0- and $7,205, respectively, as a result of a compensation expense temporary difference, associated with the stock issued to Mr. Handel (see Note 6). Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
September 30, 2000 and December 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

       Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses to Hasbro and the Company's switch to a new business of acquiring investments, it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $178.4 million of net operating loss carryforwards. This could have a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The financial statements do not include any adjustments that might result from the resolution of these uncertainties.



6.    Stock Compensation

      On August 4, 1998, the Company entered into a five-year Employment Agreement (the "Agreement") with Mr. Morton E. Handel, whereby Mr. Handel will serve as the Company's Chief Executive Officer and President. As base compensation, in lieu of cash, Mr. Handel received 500,000 shares of the Company's stock, one-fifth of which was immediately vested and non-forfeitable as of the date of the Agreement. Mr. Handel then vested in an additional 20 percent of the shares each year. The estimated market value of the stock award was $160,000 or $.32 per share at the date of the award. The Company previously incurred compensation expense based on the vesting terms included in the Agreement. As more fully described in Note 7, the Company received a distribution from the Product Liability Trust in May 2000. In accordance with the Agreement, this distribution caused Mr. Handel to become immediately vested in any remaining unvested shares. Accordingly, the Company recognized $75,047, plus related taxes, in the quarter ended June 30, 2000, which is included in administrative expenses in the accompanying condensed financial statements. Since then, there is no remaining unearned compensation related to this stock award.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Condensed Financial Statements
September 30, 2000 and December 31, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

      This cash distribution is reflected as an adjustment to the original capitalization of the Company and, accordingly, is recorded in capital in excess of par value at September 30, 2000.

      In accordance with the Employment Agreement (see Note 6), Mr. Handel was entitled to receive $1,650,395 as a bonus due to this distribution to the Company by the Product Liability Trust. This amount was paid to Mr. Handel in June 2000 and is reflected in Administrative Expenses in the accompanying condensed statements of operations for the nine month period ended September 30, 2000.


8.    Legal Fees

      The Company agreed, with its prior law firm, to pay certain legal fees only if it received a distribution from the Product Liability Trust sufficient to cover such fees. As described in Note 7, that distribution from the Product Liability Trust occurred in the quarter ended June 30, 2000. Accordingly, the Company paid its prior law firm the agreed-upon fees of approximately $37,000 in the quarter ended June 30, 2000. This amount is reflected in Legal and Settlement Expenses in the accompanying condensed financial statements for the nine month period ended September 30, 2000.

Item 2.  Plan of Operation

              The following discussion should be read in conjunction with the Financial Statements, including the Notes thereto.

              The Registrant has sufficient liquidity to meet its current operating expenses for the foreseeable future. The Registrant's cash on hand was approximately $10.0 million as of September 30, 2000, and the Registrant's projected cash operating costs and expenses, net of interest income and bankruptcy claim recovery, for the remainder of the fiscal year ending December 31, 2000 are approximately $40,000. The Registrant does not expect to have to raise additional funds in the next twelve months.

              The Registrant's financial resources at the present time, other than its cash on hand, are the possible utility of net operating loss carryforwards ("NOLs") of approximately $178.4 million as of September 30, 2000. (See Note 4, Income Taxes, in the Condensed Financial Statements included in this Report.) The NOLs result primarily from operating losses sustained by the Registrant prior to 1990 and have sheltered the Registrant's modest interest income and the income of the product liability trust from Federal income taxation and, until 1999, from state income taxation. The income of the product liability trust, if any, continues to be taxable to the Registrant. As more fully discussed in the Notes to the Financial Statements, the continuing availability of the NOLs is uncertain.

              The Registrant does not anticipate that it will perform any product research and development in the next twelve months.



NY/310853.1
                                       -9-

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit  27.          Financial Data Schedule.

(b)   Reports on Form 8-K:  None.




NY/310853.1
                                      -10-

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Ranger Industries, Inc., the Registrant


Date:  November 10, 2000                 By: /s/ Morton E. Handel
                                            ------------------------------------
                                         Morton E. Handel
                                         President, Chief Executive Officer and
                                         Acting Chief Financial Officer





NY/310853.1