Form 10KSB
period 2000-12-31
RANGER INDUSTRIES INC
filed 2001-04-02
CIK 21610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number              1-5673
                        ------------------------------------------------


                             RANGER INDUSTRIES, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


               Connecticut                              06-0768904
              -------------                            ------------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

      3400 82nd Way North, St. Petersburg, FL                 33710
      ---------------------------------------                -------
     (Address of principal executive offices)               (Zip Code)

Issuer's telephone number           (727) 381-4904
                           -----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $0.0l par value
- --------------------------------------------------------------------------------
(Title of Class)

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

      State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (March 22, 2001) within the past 60 days: $1,578,549
                                                           -------------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (March 22, 2001):
15,610,463 shares
- -----------------

      DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

Transitional Small Business Disclosure Format (check one):  Yes |_|     No |X|

                                     PART I

Item 1.  Business.

      Background. Ranger Industries, Inc., a Connecticut corporation (the "Registrant"), was organized in 1961, as the successor to the Connecticut Leather Company, which was founded in 1932. From 1961 through 1990, the Registrant was known as "Coleco Industries, Inc." The Registrant's principal executive offices are located at 3400 82nd Way North, St. Petersburg, Florida 33710, and its telephone number is (727) 381-4904.

      In 1988, the Registrant, then known as Coleco Industries, Inc., filed a voluntary petition in bankruptcy, and in 1990, the Registrant's plan of reorganization (the "Plan") was approved by the bankruptcy court and became effective as of February 28, 1990, and the Registrant emerged from Chapter 11. The Registrant emerged from Chapter 11 with $950,000 in cash and no liabilities. Under the Plan, $5.5 million was transferred to a product liability trust, to process and liquidate product liability claims pending or arising after May 15, 1990.

      On May 8, 2000, an order of the United States Bankruptcy Court became final and non-appealable which authorized the trustee of the product liability trust (i) to obtain insurance covering claims made against the product liability trust, and (ii) after paying $1,156,000 for the insurance premiums, to make a cash distribution to the Registrant of all of the remaining funds in the product liability trust other than $600,000 which remained in the product liability trust to pay the administrative expenses of the product liability trust. The amount of the net distribution to the Registrant, which was made in May 2000, was $11,002,632.

      Through 2000, the Registrant's financial resources, other than its cash on hand, were the possible utility of net operating loss carryforwards ("NOLs") of approximately $181.5 million. The NOLs resulted primarily from operating losses sustained by the Registrant prior to 1990 and have sheltered the Registrant's modest interest income and the income of the product liability trust from Federal income taxation and, until 1999, from state income taxation. The income of the product liability trust, if any, continues to be taxable to the Registrant. The continuing availability of the NOLs is uncertain.

      Tender Offer and Merger. On December 29, 2000, the Registrant entered into an Agreement and Plan of Merger and Reorganization with Bumgarner Enterprises, Inc., a Florida corporation ("Bumgarner"), and BEI Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Registrant ("BEI"), which was amended on January 23, 2001 (the "Merger Agreement"). Bumgarner had not been engaged in any significant business activities since its incorporation except for the acquisition of the majority interest in the Henryetta Joint Venture, described in Item 6 below. Bumgarner intends to place its emphasis in the oil and gas segment--acquiring interests in non-producing or producing oil or gas properties and participating in drilling operations.

      Pursuant to the Merger Agreement, Bumgarner commenced a cash tender offer on December 29, 2000 for up to 4,225,000 shares of the Registrant's common stock at a price of $2.00 per share (the "Tender Offer"). The Merger Agreement provided that upon the completion of the Tender Offer, BEI would be merged with and into Bumgarner (the "Merger"), and each share of Bumgarner stock outstanding at the effective time of the Merger would be converted into one share of common stock, par value $.01 per share, of the Registrant. As a result of, and following the completion of the Merger:

      o Charles G. Masters, the principal shareholder of Bumgarner, acquired 11,401,000 shares of Ranger common stock (including 400,000 shares held through a trust of which he is the trustee); and

      o The directors of the Registrant resigned and appointed Mr. Masters, Robert Sherman Jent, and Henry C. Shults, Jr., to the Registrant's board of directors.

The directors of the Registrant who resigned were Morton E. Handel, formerly president and chief executive officer of the Registrant, Isaac Perlmutter, and Raymond Minella. (Messrs. Handel and Perlmutter owned, directly or indirectly, 500,000 and 1,136,137 shares, respectively, of the Registrant's common stock immediately prior to the Tender Offer and the Merger. Mr. Minella did not own any shares of common stock immediately prior to the Tender Offer and the Merger.)

      On February 6, 2001, Bumgarner completed the Tender Offer. The Tender Offer was over-subscribed, with 4,601,720 shares having been tendered. Consequently, Bumgarner purchased approximately 91% from each person who tendered shares. Pursuant to agreements between Bumgarner and each of Messrs. Handel and Perlmutter, Bumgarner purchased all of the shares held by them directly or indirectly which were tendered in the Tender Offer but not purchased because of proration, at a price of $2.00 per share. That purchase was made simultaneously with the closing of the Tender Offer.

      Bumgarner borrowed all of the funds necessary to complete the Tender Offer, and its purchases of shares from Messrs. Handel and Perlmutter, from Guaranty Bank & Trust Company, Denver, Colorado.

Item 2.  Properties.

      Until February 6, 2001, the Registrant had no material properties, but as a result of the Registrant acquiring Bumgarner in the Merger, the Registrant made a significant acquisition of assets in the oil and gas industry. Bumgarner owns no direct interest in any oil or gas properties at the present time. Bumgarner's only interest is through the 74.415% working interest it purchased in the Henryetta Joint Venture, a joint venture formed by Inter-Oil & Gas Group, Inc. (the "Joint Venture"), described in Item 6 below. Bumgarner is responsible for approximately 93% of all costs of the Joint Venture, including the drilling of wells, and will receive 93% of all net revenues until it receives a return of its investment (the "Payout"); after the Payout, Bumgarner's interest will reduce to 74.415%.

      The following information relates to Bumgarner's interest in the Joint Venture. Bumgarner will forfeit its entire interest unless it pays the amounts due on its promissory note, described in Item 6 below, to the Joint Venture by October 10, 2002 with certain incremental payments to be made before maturity.

      Lease Descriptions. All of the interests held by the Joint Venture are in undeveloped acreage in Coal and Okfuskee counties, in south central and central Oklahoma, respectively. This prospect consists of four leases from private landowners. The following table summarizes the Joint Venture's interest in its four leases.


- -----------------------------------------------------------------------------------------------------------------------
Land Description                                                Gross Acres     Net Acres (2)      Net Acres (3) (to
                                                                (1)             (to the Joint      Bumgarner)
                                                                                Venture)
- -----------------------------------------------------------------------------------------------------------------------
Lease A                                        private          80              40                 29.766
SW 1/4 SW 1/4 Section 14, T10N, R12E           landowner
- -----------------------------------------------------------------------------------------------------------------------
Lease B                                        private          480             337.89             251.44
SW 1/4 SW 1/4 Section 28, SE 1/4 Section 29,   landowner
NW 1/4 NE 1/4 Section 32,
E 1/2 NE 1/4 Section 32,
NW 1/4 Section 33, all in T11N, R11E
Okfuskee county
- -----------------------------------------------------------------------------------------------------------------------
Lease C                                        private          520             282.5              210.22
SE 1/4 NE 1/4 Section 11,                      landowner
N 1/2 and N 1/2 S 1/2 Section 12,
all in T3N, R8E
Coal County
- -----------------------------------------------------------------------------------------------------------------------
Lease D                                        private          440             320                238.1
NE 1/4 SW 1/4 and W 1/2 W 1/2 Section 5,       landowner
NE 1/4 SE 1/4 and S 1/2 SE 1/4 Section 6,
NE 1/4 Section 7, and NW 1/4 NW 1/4 Section 8,
all in T3N, R9E
Coal county
NE 1/4 Section 19, T10N, R13E Section 19,
T10N, R13E
- -----------------------------------------------------------------------------------------------------------------------

- ----------


(1) A "gross acre" is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(2) A "net acre" is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(3) Reflects Bumgarner's interest in the Joint Venture (74.415%) multiplied by the net acres owned by the Joint Venture. Bumgarner's interest in this property is through the Joint Venture; Bumgarner has no direct interest in the leased properties.

      The Joint Venture is in the process of acquiring the entire working interest within the area of the four leases and believes it has acquired the entire working interest in Lease B. As of the date hereof, the signed leases have not been returned. The Joint Venture expects to commence drilling of the Joshua #1 well on Lease B in the very near future. The Joint Venture is actively negotiating with landowners to acquire the remaining property interests in the other three lease areas and believes it will be able to acquire those interests. After it acquires the outstanding property interests, it will be able to drill the planned wells, subject to adequate financing. The Joint Venture expects to drill Joshua #2 on Lease A after the completion of Joshua #1, and the Registrant believes it has sufficient capital to participate in Joshua #2. Thereafter, and subject to adequate financing, the Joint Venture expects to drill a well on each of Leases C and D.

      Oklahoma has a procedure called "forced pooling" by which an oil and gas operator can apply to the Oklahoma Corporation Commission to force other landowners to pool their mineral interests with the interests of that operator. If the Joint Venture is not able to lease the remaining working interests on reasonable terms, it intends to apply to force pool the remaining working interests on terms similar to the leases which it has obtained from the other property owners, including royalty interest no greater than 20%.

      In addition to the four leased properties, the Registrant currently has the use of office space in St. Petersburg, Florida in facilities provided by Charles G. Masters, its President. The Registrant and Bumgarner occupy space provided by Mr. Masters at no cost.

Item 3.  Legal Proceedings.

      Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

      The Registrant's common stock is traded over the counter and quotes have been reported by the OTC Bulletin Board since February 2, 1997. The table set forth below reports the high and low closing bid/asked quotations as compiled by IDD Information Services for each calendar quarter in the last two complete fiscal years, and for the first quarter of the current fiscal year, through the date indicated. The quotations reflect interdealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                        High/Asked     Low/Bid
                                        ----------     -------

            1999 - 1st Quarter             0.59375     0.28125
            1999 - 2nd Quarter             0.59375     0.37500
            1999 - 3rd Quarter             1.21875     0.31250
            1999 - 4th Quarter             1.50000     0.59375
            2000 - 1st Quarter             2.00000     1.12500

            2000 - 2nd Quarter             1.65625     1.18750
            2000 - 3rd Quarter             1.62500     1.40625
            2000 - 4th Quarter             2.00000(1)  1.31250
            2001 - 1st Quarter             2.00000(1)  0.37500
            (through March 22)

- ----------

(1) The High/Asked price reflects the $2.00 per share price Bumgarner paid to the Registrant's shareholders in connection with the Tender Offer. The High/Asked price as compiled by IDD Information Services for the quarter ended December 31, 2000 and the quarter ended March 31, 2001 (through March 22) was
1.87500 and 1.93750, respectively.

      The number of registered holders of the Registrant's common stock as of March 22, 2001, was approximately 900.

      The Registrant has not paid any cash dividends on its stock since 1974 and has no expectation of doing so in the foreseeable future.

      Recent Sales of Unregistered Securities. On February 6, 2001, pursuant the Merger Agreement, (i) BEI merged with and into Bumgarner, and (ii) each share of Bumgarner common stock, par value $.001 per share, was converted into one share of the Registrant's common stock, par value $.01 per share. As a result of the Merger, the Registrant issued to the shareholders of Bumgarner a total of 14,720,000 shares of common stock of the Registrant in exchange for 100% of the outstanding shares of common stock of Bumgarner.

      In connection with these transactions, the Registrant relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

Item 6.  Plan of Operation.

      The following discussion should be read in conjunction with Item 1 above, and the Financial Statements, including the Notes thereto.

      Prior to the Merger Agreement, the Registrant did not have any business activity in 2000. The Registrant's financial resources prior to the Merger Agreement, other than its cash on hand, were (i) the net distribution from the product liability trust in the amount of $11,002,632, and (ii) the possible utility of NOLs of approximately $181.5 million. See Notes 4 and 5 in the Financial Statements included in Item 7 below. The NOLs have sheltered the Registrant's modest interest income and the income of the product liability trust from Federal income taxation and, until 1999, from state income taxation. The continuing availability of the NOLs is uncertain.

      The business activities of the Registrant have changed since February 2001 as a result of consummation of the Merger. As a result of the Registrant acquiring Bumgarner in the Merger, it has made a significant acquisition of assets in the oil and gas industry. For the foreseeable future, the Registrant intends to participate in the oil and gas industry in the continental United States directly and through Bumgarner. As a result of the Merger and the related Tender Offer, the Registrant had approximately $650,000 remaining in unrestricted cash.

      In October 2000, Bumgarner purchased a 74.415% working interest in the Henryetta Joint Venture. Bumgarner is responsible for approximately 93% of all costs of the Joint Venture, including the drilling of wells, and will receive 93% of all net revenues until it receives a return of its Payout; after the Payout, Bumgarner's working interest will reduce to 74.415%. Bumgarner purchased its interest in the Joint Venture in exchange for $2,073,728, represented by a promissory note bearing interest at 6% per annum, which is now due in full on October 10, 2002 (with certain incremental payments to be made before maturity). (Bumgarner and the Joint Venture extended the due date of this note in March
2001). Bumgarner intends to use funds to be provided by the Registrant as well as any revenues received from successful drilling operations to meet its obligations under this note.

      There are three members of the Joint Venture in addition to Bumgarner and Inter-Oil & Gas Group, which is the manager of the Joint Venture and owns a 20% after-payout interest in the Joint Venture. To date, Bumgarner has paid $200,000 to the Joint Venture against the principal amount of the note for the purpose of commencing the drilling of the first well on the Joint Venture's properties. The Joint Venture expects to spend a total of approximately $325,000 to drill and, if warranted, to complete the Joshua #1, a 5,000 foot well to be drilled at the Lease B prospect site. Weather permitting and if the drilling is successful, the Joint Venture expects to be able to bring Joshua #1 on line by the end of April 2001. The Joint Venture expects to commence drilling the second 5,000 foot well, Joshua #2, at the Lease A prospect site after the completion or abandonment of Joshua #1. The Registrant believes that the funds remaining with the Registrant are sufficient for the completion of these two obligations. After Bumgarner pays the amounts estimated to be necessary for the completion of the two Joshua wells, it expects to have a balance remaining on the promissory note to the Joint Venture of approximately $1,500,000. The balance remaining on the promissory note is approximately equivalent to the amount necessary for the drilling and completion of the two remaining deeper (7,500 foot) wells.

      During the balance of the current calendar year, the Registrant expects to be able to meet its obligation to participate in the drilling of the Joshua #2 well with its available cash on hand. If Joshua #1 or Joshua #2 is successful, the Registrant will receive 93% of the revenues until the Payout. Based on management's estimates, if either Joshua #1 or Joshua #2 is successful, the Registrant expects to be able to meet its obligations to the Joint Venture, including the obligation to pay the promissory note in full by October 10, 2002.

      If neither Joshua #1 nor Joshua #2 is successful, the funds currently available to the Registrant and Bumgarner will not be sufficient to meet Bumgarner's obligations to the Joint Venture. The Registrant will need to obtain a significant amount of additional debt or equity funds to pay the balance of the promissory note, or will need to obtain an extension of the promissory note. The Registrant cannot assure any person that it will be able to obtain sufficient funds or an extension, and in that event, the Registrant may lose all or a portion of its interest in the Joint Venture if it fails to pay the promissory note timely or if it otherwise fails to participate in the remaining, undrilled wells.

      In addition, the Registrant will have to fund its general and administrative expenses during the current fiscal year, which the Registrant estimates to be approximately $150,000 in addition to the amounts already spent. The Registrant is also investigating other oil and gas drilling activities which, if acquired, will require the expenditure of funds, which may be in excess of several hundred thousand or even $1,000,000. The Registrant does not expect to acquire any additional oil and gas properties unless prior arrangements have been made to allow the Registrant to meet its financial commitments with respect to those properties.

      The Registrant is currently considering alternatives to the raising of debt and equity capital to meet its obligations during the current fiscal year and beyond. At the present time, although it has had positive discussions, no person has committed to provide any portion of the necessary capital.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Inapplicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Directors and Executive Officers. The following table sets forth the names, ages and business backgrounds of the Registrant's executive officers and directors, together with all positions and offices held with the Registrant by such executive officers and directors:

                                                                 Present Principal Occupation or
                                                                Employment and Material Positions
  Name, Office, Start Date                  Age                  Held during the Past Five Years
  ------------------------                  ---       ---------------------------------------------------

Charles G. Masters                           61       Mr. Masters is the founder of Bumgarner and has
   Director, President, Treasurer,                    served as its president and sole director since
   Chief Executive Officer, February                  March 1998. Since 1973, Mr. Masters has also served
   6, 2001                                            as the president of DataCash Systems, Inc., a
                                                      privately owned consulting company specializing in
                                                      business and corporate development, and since 1974,
                                                      Mr. Masters has served as president of MicroBeam
                                                      Corporation, a privately owned computer software and
                                                      consulting company. Mr. Masters received a B.S.E.E.
                                                      ('61) from Duke University, a M.S.E.E. ('64) from
                                                      the University of Pittsburgh and a M.S.M.S. ('66)
                                                      from Johns Hopkins University.

                                                                 Present Principal Occupation or
                                                                Employment and Material Positions
  Name, Office, Start Date                  Age                  Held during the Past Five Years
  ------------------------                  ---       ---------------------------------------------------

Robert Sherman Jent                          48       Mr. Jent has been self-employed as an investment
   Director, Secretary, February 6,                   banking consultant since March 2000.  He was
   2001                                               employed by Westport Resources Investment Services,
                                                      Inc. as an investment banking and securities
                                                      brokerage manager from July 1999 through March
                                                      2000.  He was employed as an investment banking and
                                                      securities brokerage manager by Nutmeg Securities,
                                                      Ltd. from October 1995 through July 1999.

Henry C. Shults, Jr.                         53       Mr. Shults has served as the president of Inter-Oil
   Director, February 6, 2001                         & Gas Group, Inc., an oil and gas exploration and
                                                      development company, since 1985.


      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation of the Securities and Exchange Commission to furnish the Registrant with copies of all Section 16(a) forms they file.

      Based solely on its review of Forms 3, 4 and 5 available to it and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, the Registrant believes that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2000.

Item 10. Executive Compensation.

      In the fiscal years ended December 31, 2000, 1999 and 1998, the only executive officer of the Registrant who received any salary or other compensation from the Registrant (the "Named Executive Officer") was Morton E. Handel, as follows:

                           Summary Compensation Table

                               Fiscal Year
Name and Positions         Ended December 31,         Salary          Bonus
- ------------------         ------------------      ------------       -----
Morton E. Handel,                 2000                $82,937(1)   $1,650,395(2)
   President and Chief            1999                 32,000(1)
   Executive Officer              1998                 45,063(1)

- -------------
(1) See Note 6 of the Financial Statements

(2) See Note 7 of the Financial Statements



      Employment Agreement with Mr. Handel. On August 4, 1998, the Company entered into a five-year employment agreement with Mr. Handel, whereby Mr. Handel served as the Company's Chief Executive Officer and President until February 6, 2001. Mr. Handel served without any compensation from July 29, 1997 to August 4, 1998. Under his employment agreement, Mr. Handel received as base compensation, in lieu of cash, 500,000 shares of the Company's common stock, one-fifth of which was immediately vested and non-forfeitable as of the date of the employment agreement. Mr. Handel then vested in an additional 20% of the shares each year. The estimated market value of the stock award was $160,000 or $.32 per share at the date of the award. In May 2000, the Company received a distribution of substantially all of the remaining funds in a product liability trust which had been established to process and liquidate product liability claims pending or arising after May 15, 1990. In accordance with his employment agreement, this distribution caused Mr. Handel to become immediately vested in any remaining unvested shares and to receive a bonus in the amount of $1,650,395. See Notes 6 and 7 in the Financial Statements included in Item 7 above.

      Consulting Agreement with Mr. Handel. On December 29, 2000, the Registrant entered into a consulting agreement with Mr. Handel providing for Mr. Handel's service as a consultant to the Registrant for a period of one year commencing upon the consummation of the Merger and the Tender Offer. The consulting agreement between Mr. Handel and the Registrant is further described in Item 12 below.

      Compensation of Directors. During the last fiscal year, each director of the Registrant was paid an attendance fee of $500 for each regular or special meeting of the board of directors of the Registrant which he attended, in person or by telephone.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table provides information as to the beneficial ownership of the Registrant's common stock as of March 22, 2001 by (i) each person or group known by the Registrant to be the beneficial owner of more than 5% of its common stock, (ii) each nominee and current director of the Registrant, (iii) the Named Executive Officer, Morton E. Handel, and (iv) all of the Registrant's current directors and executive officers as a group. The persons named in the table have sole voting and dispositive powers with respect to all shares of common stock unless otherwise stated in the notes following the table.


                                                                        Amount and Nature
                                                                          of Beneficial              Percentage of
               Name of Beneficial Owner,                                  Ownership of                 Common
     Including Addresses of Owners of More than 5%                        Common Stock                 Stock(1)
     ---------------------------------------------                      ------------------           -----------

George Ruppell
Modern Tool & Die Corp.
5201 102nd Avenue
North Pinellas Park, FL 33780                                                 1,000,000                   6%

Robert Sherman Jent, Director, Secretary                                              0                   *


                                                                        Amount and Nature
                                                                          of Beneficial             Percentage of
               Name of Beneficial Owner,                                  Ownership of                Common
     Including Addresses of Owners of More than 5%                        Common Stock                Stock(1)
     ---------------------------------------------                      ------------------           -----------
Charles G. Masters, Director, President, Treasurer, Chief
Executive Officer
Ranger Industries, Inc.
3400 82nd Way North
St. Petersburg, FL 33710                                                     11,401,000(2)               73%

Henry C. Shults, Jr., Director                                                        0                   *

Morton E. Handel                                                                      0                   *

All directors and officers as a group (3 persons) (3)                        11,401,000(2)               73%

- ----------
*      Less than 1%.

(1) All percentages have been determined using the number of shares of the common stock of the Registrant outstanding as of March 22, 2001, i.e., 15,610,463 shares of common stock. This total does not include 4,388,181 shares of common stock which, although issued, are held by the Registrant's wholly-owned subsidiary, Bumgarner.

(2) Includes 400,000 shares of common stock held in the name of the Charles G. Masters Trust Fund for which Charles G. Masters serves as Trustee.

(3)   Excludes the Named Executive Officer.

Item 12.  Certain Relationships and Related Transactions.

      Upon the consummation of the Tender Offer and the Merger on February 6, 2001, the employment agreement between the Registrant and Morton E. Handel, the Registrant's chief executive officer, was terminated. On December 29, 2000, concurrent with the execution of the Merger Agreement, Mr. Handel entered into a consulting agreement with the Registrant. Pursuant to the consulting agreement, Mr. Handel provides consulting services to the Registrant relating to its operations and the transition of ownership for a period of one year after the consummation of the Tender Offer and the Merger. Mr. Handel was paid a one-time consulting fee of $100,000 under the consulting agreement immediately upon the consummation of the Tender Offer and the Merger.

      The Registrant and S&H Consulting, Ltd., a business of which Mr. Handel is a principal shareholder, entered into a consulting agreement dated May 20, 2000. Pursuant to the consulting agreement, S&H Consulting, Ltd. received approximately $79,000, which is 10% of the difference between the value of the consideration received by the Registrant or its shareholders and the net asset value of the Registrant, immediately prior to the Tender Offer and the Merger. Concurrent with the execution of the Merger Agreement, the consulting agreement dated May 20, 2000 between the Registrant and S&H Consulting, Ltd. was amended and restated (the "S&H Consulting Agreement"). Under the S&H Consulting Agreement, S&H Consulting, Ltd. provides financial advisory and transition services to the Registrant for a period of one year after the consummation of the Tender Offer and the Merger for a fee of $48,000, which was the amount of the annual consulting fee payable to S&H Consulting, Ltd. under the S&H Consulting Agreement prior to its amendment and restatement.

      In addition, concurrent with the execution of the Merger Agreement, on December 29, 2000 Bumgarner entered into the Agreement to Purchase Shares with each of Messrs. Handel and Perlmutter, then directors of the Registrant, pursuant to which Bumgarner agreed to purchase all shares held, directly or indirectly, by Messrs. Handel and Perlmutter, or their assigns, tendered in the Tender Offer but not purchased because of proration, at a price of $2.00 per share.


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

                                    Ranger Industries, Inc.



April 2, 2001                       /s/ Charles G. Masters
                                    -------------------------------------
                                    Charles G. Masters
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 2, 2001                       /s/ Charles G. Masters
                                    -------------------------------------
                                    Charles G. Masters
                                    President, Chief Executive Officer,
                                    Director and Acting Chief Financial and
                                    Accounting Officer (principal executive,
                                    financial and accounting officer)

April 2, 2001                       /s/ Robert Sherman Jent
                                    ------------------------------
                                    Robert Sherman Jent
                                    Director


April 2, 2001                       /s/ Henry C. Shults, Jr.
                                    ------------------------------
                                    Henry C. Shults, Jr.
                                    Director

                                  EXHIBIT INDEX

The following exhibits are a part of this report. All such exhibits are incorporated herein by reference to other documents on file with the Securities and Exchange Commission, except those marked with an asterisk.

Exhibit No. Description

      2.1 Agreement and Plan of Merger and Reorganization, dated as of December 29, 2000, by and among Bumgarner, the Registrant and BEI, incorporated herein by reference to Exhibit 99(d)(1) to the Schedule TO of Bumgarner filed on December 29, 2000.

      2.2 Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 23, 2001, by and among Bumgarner, the Registrant and BEI, incorporated herein by reference to Exhibit 99(d)(8) to the Schedule TO/A of Bumgarner filed on January 24, 2001.

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

      10.1 Consulting Agreement, dated December 29, 2000, by and between the Registrant and Morton E. Handel, incorporated herein by reference to
            Exhibit 99(d)(3) to the Schedule TO of Bumgarner filed on December 29, 2000.

      10.2 Amended and Restated Consulting Agreement, dated December 29, 2000, by and between the Registrant and S&H Consulting Ltd., incorporated herein by reference to Exhibit 99(d)(4) to the Schedule TO of Bumgarner filed on December 29, 2000.

      10.3 Stock Purchase Agreement, dated as of December 29, 2000, by and between Bumgarner and Morton E. Handel, incorporated herein by reference to Exhibit 99(d)(6) to the Schedule TO of Bumgarner filed on December 29, 2000.

      10.4 Stock Purchase Agreement, dated as of December 29, 2000, by and between Bumgarner and Isaac Perlmutter, incorporated herein by reference to Exhibit 99(d)(7) to the Schedule TO of Bumgarner filed on December 29, 2000.

      21*   List of subsidiaries.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                   Index to Financial Statements and Schedules

                                                                                                                 Page

Report of Independent Accountants.................................................................................F-2

Balance Sheets as of December 31, 2000 and 1999...................................................................F-3

Statements of Operations for the years ended December 31, 2000 and 1999...........................................F-4

Statements of Changes in Shareholders' Equity for the years ended December 31, 2000 and 1999........................................................................................................F-5

Statements of Cash Flows for the years ended December 31, 2000 and 1999...........................................F-6

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


                        Report of Independent Accountants


To the Board of Directors and Shareholders of Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)


In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Ranger Industries, Inc. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





March 19, 2001

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Balance Sheets
December 31, 2000 and 1999
- ------------------------------------------------------------------------------


                                                                                         2000              1999
Assets
Current assets
   Cash and equivalents                                                                $ 10,233,478        $  742,972
   Prepaid expenses                                                                           2,275            13,321
   Income tax receivable                                                                     32,755                 -
                                                                                       ------------        ----------
                                                                                         10,268,508           756,293
                                                                                       ------------        ----------
Other assets                                                                                      -             4,177
                                                                                       ------------        ----------
         Total assets                                                                  $ 10,268,508        $  760,470
                                                                                       ============        ==========

Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable and other liabilities                                              $    199,344        $   11,005
   Income tax payable                                                                             -            26,900
   Deferred income taxes                                                                          -             2,992
                                                                                       ------------        ----------
         Total current liabilities                                                          199,344            40,897

Non-current liabilities
   Deferred income taxes                                                                          -             4,213
                                                                                       ------------        ----------
         Total liabilities                                                                  199,344            45,110
                                                                                       ------------        ----------
Shareholders' equity
   Common stock - $.01 par value, 20,000,000 shares
     authorized, 5,278,644 shares issued and outstanding                                     52,786            52,786
   Capital in excess of par value                                                        12,664,062        1 ,661,430
   Unearned compensation                                                                          -           (82,937)
   Retained deficit                                                                      (2,647,684)         (915,919)
                                                                                       ------------        ----------
         Total shareholders' equity                                                      10,069,164           715,360
                                                                                       ------------        ----------
         Total liabilities and shareholders' equity                                    $ 10,268,508        $  760,470
                                                                                       ============        ==========



   The accompanying notes are an integral part of these financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Statements of Operations
For the Years Ended December 31, 2000 and 1999
- ------------------------------------------------------------------------------

                                                                                             2000            1999
Net sales                                                                              $         -         $        -
                                                                                       ------------        ----------


Operating costs and expenses
   Administrative expenses                                                                  164,765           102,459
   Bonus payment related to the Product Liability Trust distribution (Note 7)             1,650,395                 -
   Legal expenses                                                                           293,745             7,815

Other income and expenses
   Bankruptcy claim recovery                                                                      -            49,869
   Interest income                                                                          356,770            32,127
                                                                                       ------------        ----------
         Loss before income taxes                                                        (1,720,577)          (28,278)
                                                                                       ------------        ----------


Provision (benefit) for income taxes
   Current                                                                                  (13,165)           35,161
   Deferred                                                                                  (7,205)           (4,762)
                                                                                       ------------        ----------
                                                                                            (20,370)           30,399
                                                                                       ------------        ----------
         Net loss                                                                        (1,731,765)          (58,677)
                                                                                       ------------        ----------
         Basic loss per share                                                               $  (.33)          $  (.01)
                                                                                       ============        ==========




   The accompanying notes are an integral part of these financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2000 and 1999
- ------------------------------------------------------------------------------


                                             Common Stock
                                          ----------------------    Capital in                                   Total
                                            Number        Par       Excess of      Unearned     Retained     Shareholders'
                                          of Shares      Value      Par Value    Compensation    Deficit        Equity

Balances at December 31, 1998              5,278,644   $    52,786   $  1,661,430  $    (114,937)  $    (857,242)  $      742,037

Amortization of unearned compensation              -             -              -         32,000               -           32,000

Net loss                                           -             -              -              -         (58,677)         (58,677)
                                           =========   ===========   ============  =============   =============   ==============

Balances at December 31, 1999              5,278,644        52,786      1,661,430        (82,937)       (915,919)         715,360

Amortization of unearned compensation              -             -              -         82,937               -           82,937

Distribution from Product Liability Trust          -             -     11,002,632              -               -       11,002,632

Net loss                                           -             -              -              -      (1,731,765)      (1,731,765)
                                           =========   ===========   ============  =============   =============   ==============
Balances at December 31, 2000              5,278,644   $    52,786   $ 12,664,062  $           -   $   2,647,684   $   10,069,164
                                           =========   ===========   ============  =============   =============   ==============



   The accompanying notes are an integral part of these financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999
- ------------------------------------------------------------------------------



                                                                                      2000              1999
Cash flows from operating activities
   Net loss                                                                            $ (1,731,765)       $  (58,677)
                                                                                       ------------        ----------
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Compensation expense settled in shares of Ranger stock                                 82,937            32,000
      Deferred income taxes                                                                  (7,205)           (4,762)
      Changes in assets and liabilities
        Prepaid expenses and other assets                                                    15,223            (8,071)
        Income tax receivable                                                               (32,755)            3,436
        Accounts payable and other liabilities                                              188,339            (7,070)
        Income tax payable                                                                  (26,900)           26,900
                                                                                       ------------        ----------
           Total adjustments                                                                219,639            42,433
                                                                                       ------------        ----------
           Net cash used in operating activities                                         (1,512,126)          (16,244)
                                                                                       ------------        ----------

Cash flows from financing activities
   Distribution from reorganization trust                                                11,002,632                 -
                                                                                       ------------        ----------
           Net cash provided by financing activities                                     11,002,632                 -
                                                                                       ------------        ----------

Net increase (decrease) in cash and cash equivalents                                      9,490,506           (16,244)

Cash and cash equivalents at beginning of year                                              742,972           759,216
                                                                                       ------------        ----------
Cash and cash equivalents at end of year                                               $ 10,233,478        $  742,972
                                                                                       ============        ==========

Supplemental disclosures of cash flow information
   Cash paid during the year for
     Income taxes                                                                      $     13,971        $    7,919
                                                                                       ============        ==========



   The accompanying notes are an integral part of these financial statements.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 2000 and 1999
- ------------------------------------------------------------------------------


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

    The Plan also provided for the creation of a Product Liability Trust in order to settle certain personal injury claims (including claims arising thereafter) against the Registrant. Pursuant to the terms of the Product Liability Trust Agreement, residual funds, if any, would revert to the Registrant, as grantor of the trust, upon the earlier of (a) February 28, 2020, or (b) approval by the bankruptcy court of earlier termination of the Product Liability Trust. As of December 31, 2000, the Product Liability Trust continues to process and liquidate certain product liability claims after the Bankruptcy Court's approval of a distribution of the majority of its assets to the Company as described in Note 7.



2.  Summary of Significant Accounting Policies

    The financial statements have been prepared using the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


    Income
    The only source of income is interest income and the recovery of the bankruptcy claims.

    Expenses
    Administrative Expenses of the Company consist of professional fees and other costs incurred in connection with the Company's filing requirements. Also included in Administrative Expenses is the compensation expense related to Mr. Handel's stock award (see Note 6). The bonus payment related to the Product Liability Trust distribution is more fully described in Note 7. For 2000, Legal Expenses include approximately $37,000 paid to a prior law firm (see Note 8), $37,000 paid to a related party (see Note 9) and approximately $192,000 of expenses related to the tender offer (see Note 10).

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 2000 and 1999
- ------------------------------------------------------------------------------



    Earnings Per Share
    In 1997, the Company adopted Statement of Financial Standards No. 128, "Earnings Per Share". This pronouncement had no impact on the Company's consolidated financial position, results of operations, or cash flows. Basic earnings (loss) per share were computed based on the weighted outstanding shares and, as such, basic and diluted earnings per share are the same. Weighted average common shares outstanding were 5,278,644 shares for both 2000 and 1999. As discussed in Note 1, all previously existing debt and equity securities were canceled on February 28, 1990.

    Cash and Cash Equivalents
    Cash equivalents consist of short-term highly liquid investments with an original maturity, when purchased, of three months or less.


3.  Bankruptcy Claim Recovery

    In 1999, the Company received $49,869 of distributions on bankruptcy claims filed by the Company's predecessor.



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

    At December 31, 2000 and 1999, it was estimated that the Company had adjusted tax net operating loss carryforwards and future deductions of approximately $181.5 million and $177.2 million, respectively, after giving effect to the Plan and the transactions contemplated thereby, which may be used to offset future taxable income, subject to several limitations, and which begin to expire in the year 2002. These amounts include the tax consequences of the activity of the Reorganization and Product Liability Trusts, as well as the activity of Ranger Industries, Inc. At December 31, 2000 and 1999, the Company had Alternative Minimum Tax (AMT) loss carryforwards of approximately

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 2000 and 1999
- ------------------------------------------------------------------------------



    $161.4 million and $153.5 million, respectively, which will begin to expire in the year 2002. The Company also had zero and approximately $350,000 in tax credit carryforwards at December 31, 2000 and 1999, respectively.

    Under current tax laws, the Internal Revenue Code provides for certain limitations following an "ownership change". Accordingly, under the confirmed Plan of Reorganization, the continued availability of the Company's net operating loss carryforwards and other tax attributes may be subject to substantial limitations (also see Note 5).

    At December 31, 2000 and 1999, the Company had deferred tax liabilities of $-0- and $7,205, respectively, as a result of a compensation expense temporary difference, associated with the stock issued to Mr. Handel (see
    Note 6). Additionally, any deferred tax asset recorded to recognize the tax net operating loss carryforwards would be subject to a full valuation allowance under the provisions of SFAS 109, due to the uncertainty of the Company's ability to generate taxable income to utilize the carryforwards.



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

     Despite the inapplicability of these regulations to Ranger, the issue of essentially inactive reorganized companies with NOLs that survive bankruptcy intact has now been firmly raised in the eyes of the Internal Revenue Service. Accordingly, due to the Company's disposition of its historic toy businesses to Hasbro and the Company's switch to a new business of acquiring investments, it is possible that the Internal Revenue Service may assert that the Company has not carried on a significant trade or business during and subsequent to its reorganization. If such an assertion is made and ultimately sustained, then the Company would be unable to utilize its estimated $181.5 million of net operating loss carryforwards. This could have a materially adverse effect on the Company's ability to attract outside investors willing to invest in the Company. Notwithstanding these regulations, there can be no assurance that the Company will be able to attract sufficient outside investment to allow it to continue to operate, once its current working capital is depleted. The financial statements do not include any adjustments that might result from the resolution of these uncertainties. Also see Note 10.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 2000 and 1999
- ------------------------------------------------------------------------------


6.  Stock Compensation

    On August 4, 1998, the Company entered into a five-year Employment Agreement (the "Agreement") with Mr. Morton E. Handel, whereby Mr. Handel agreed to serve as the Company's Chief Executive Officer and President. As base compensation, in lieu of cash, Mr. Handel received 500,000 shares of the Company's stock, one-fifth of which was immediately vested and non-forfeitable as of the date of the Agreement. Mr. Handel then vested in an additional 20 percent of the shares each year. The estimated market value of the stock award was $160,000 or $.32 per share at the date of the award. The Company previously incurred compensation expense based on the vesting terms included in the Agreement. As more fully described in Note 7, the Company received a distribution from the Product Liability Trust in May 2000. In accordance with the Agreement, this distribution caused Mr. Handel to become immediately vested in any remaining unvested shares. Accordingly, the Company recognized $75,047, plus related taxes, in 2000, which is included in Administrative Expenses in the accompanying financial statements. As such, there is no remaining unearned compensation related to this stock award at December 31, 2000.



7.  Distribution from Ranger Industries, Inc.'s Reorganization Trust

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

    This cash distribution is reflected as an adjustment to the original capitalization of the Company and, accordingly, is recorded in Capital In Excess of Par Value at December 31, 2000.

    In accordance with the Employment Agreement (see Note 6), Mr. Handel was entitled to receive $1,650,395 as a bonus due to this distribution to the Company by the Product Liability Trust. This amount was paid to Mr. Handel in June 2000.


8.  Legal Fees

    The Company agreed, with its prior law firm, to pay certain legal fees only if it received a distribution from the Product Liability Trust sufficient to cover such fees. As described in Note 7, that distribution from the Product Liability Trust occurred in May 2000. Accordingly, the Company paid its prior law firm the agreed-upon fees of approximately $37,000 in 2000. This amount is reflected in Legal Expenses in the accompanying financial statements for the years ended December 31, 2000 and 1999. See also Note 9 for other legal fees.


9.  Related Party Transactions

    Included in the Legal Expenses is $37,000 paid to S&H Consulting Ltd., a business of which Mr. Handel is a principal shareholder, for legal and consulting services for the year ended December 31, 2000.

Ranger Industries, Inc.
(formerly Coleco Industries, Inc.)
Notes to Financial Statements
December 31, 2000 and 1999
- ------------------------------------------------------------------------------



10. Subsequent Events

    On December 29, 2000, the Registrant entered into an Agreement and Plan of Merger and Reorganization with Bumgarner Enterprises, Inc., a Florida corporation ("Bumgarner"), and BEI Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Registrant ("BEI"), which was amended on January 23, 2001 (the "Merger Agreement").

    Pursuant to the Merger Agreement, Bumgarner commenced a cash tender offer on December 29, 2000 for up to 4,225,000 shares of the Registrant's common stock at a price of $2.00 per share (the "Tender Offer"). The Merger Agreement provided, that upon the completion of the Tender Offer, BEI would be merged with and into Bumgarner (the "Merger"), and each share of Bumgarner stock outstanding at the effective time of the Merger would be converted into one share of common stock, par value $.01 per share, of the Registrant. As a result of, and following the completion of the Merger:

    o Charles G. Masters, the principal shareholder of Bumgarner, acquired 11,401,000 shares of Ranger common stock (including 400,000 shares held through a trust of which he is the trustee); and
    o The directors of the Registrant resigned and appointed Mr. Masters, Robert Sherman Jent, and Henry C. Shults, Jr., to the Registrant's board of directors.

    The directors of the Registrant who resigned were Morton E. Handel, formerly president and chief executive officer of the Registrant, Isaac Perlmutter, and Raymond Minella. (Messrs. Handel and Perlmutter owned directly or indirectly 500,000 and 1,136,137 shares, respectively, of the Registrant's common stock immediately prior to the Tender Offer and the Merger. Mr. Minella did not own any shares of common stock immediately prior to the Tender Offer and the Merger).

    On February 6, 2001, Bumgarner completed the Tender Offer. The Tender Offer was over-subscribed, with 4,601,720 shares having been tendered. Consequently, Bumgarner purchased approximately 91% from each person who tendered shares. Pursuant to agreements between Bumgarner and each of Messrs. Handel and Perlmutter, Bumgarner purchased all of the shares held by them directly or indirectly which were tendered in the Tender Offer but not purchased because of proration, at a price of $2.00 per share. That purchase was made simultaneously with the closing of the Tender Offer.

    Bumgarner borrowed all of the funds necessary to complete the Tender Offer, and its purchases of shares from Messrs. Handel and Perlmutter, from Guaranty Bank & Trust Company, Denver, Colorado.

    Bumgarner had not been engaged in any significant business activities since its incorporation, except for making a significant acquisition of assets in the oil and gas industry through a joint venture investment. Bumgarner intends to place its emphasis in the oil and gas segment--acquiring interests in non-producing or producing oil or gas properties and participating in drilling operations.