Form 10QSB
period 2001-03-31
RANGER INDUSTRIES INC
filed 2001-05-15
CIK 21610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  1-5673
                         ------


                             RANGER INDUSTRIES, INC.
                     ---------------------------------------
              Exact name of Registrant as specified in its charter


Connecticut                                                 06-0768904
-----------                                                 ----------
State or other jurisdiction of                              I.R.S. Employer
incorporation or organization                               Identification No.


3400 82nd Way North, St. Petersburg, FL                     33710
---------------------------------------                     -----
Address of principal executive offices                      Zip Code

Registrant's telephone number, including area code:  (727) 381-4904
                                                     --------------

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether Ranger (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Ranger was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X    NO
                                  ---      ---

The number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2001, were 15,610,463 shares, $0.01 par value.



                              RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                   PART I. FINANCIAL INFORMATION

                                              ASSETS
                                                                                       Ranger Industries, Inc.
                                                                                           December 31,
                                                                                              2000
                                                                                          As previously
                                                                                          presented and
                                                          March 31, 2001  December 31,  For Informational
                                                            (Unaudited)      2000         Purposes Only
                                                            -----------   ------------    -------------
Current assets:
  Cash and cash equivalents                               $    306,382    $         85    $ 10,233,478
  Restricted cash and cash equivalents                         177,440            --              --
  Prepaid expenses and other current assets                     11,250           2,000           2,275
  Refundable income taxes                                       32,755            --            32,755
  Accrued interest receivable                                   15,736            --              --
  Due from related parties                                      53,717            --              --
                                                          ------------    ------------    ------------
    Total current assets                                       597,280           2,085      10,268,508

Restricted cash and cash equivalents                         8,500,000            --
Investment in oil and gas properties                           337,362         161,316            --
                                                          ------------    ------------    ------------

                                                          $  9,434,642    $    163,401    $ 10,268,508
                                                          ============    ============    ============

                                     LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $     20,000    $       --      $    199,344
  Accrued expenses, related party                               50,000          50,000            --
  Accrued expenses, other                                       11,112           3,718            --
  Syndication fees payable                                     149,316         149,316            --
                                                          ------------    ------------    ------------

    Total current liabilities                                  230,428         203,034         199,344
                                                          ------------    ------------    ------------

Note payable, bank                                           8,500,000            --              --
                                                          ------------    ------------    ------------

Minority interest                                               12,000          12,000            --
                                                          ------------    ------------    ------------
Stockholders' equity:
  Common stock                                                 199,986  *       14,720  *       52,786
  Capital in excess of par                                   9,441,859            --        12,664,062
  Deficit accumulated during development stage                (173,269)        (66,353)     (2,647,684)
  Less treasury stock (4,388,181 shares at cost)            (8,776,362)           --              --
                                                          ------------    ------------    ------------
                                                               692,214         (51,633)     10,069,164
                                                          ------------    ------------    ------------

                                                          $  9,434,642    $    163,401    $ 10,268,508
                                                          ============    ============    ============



(*) $.01 par value 20,000,000 shares authorized; 2001, 19,998,644 shares issued, 15,610,463 shares outstanding; 2000, 14,720,000 shares issued and outstanding


                         See notes to condensed consolidated financial statements.


                                    RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                                                      Three Months                     From Inception
                                                                     Ended March 31,                  (March 18, 1998)
                                                            ----------------------------------            through
                                                                2001                  2000             March 31, 2001
                                                            ------------          ------------         --------------

Net sales                                                   $       --            $       --           $       --

Operating costs and expenses
   Other administrative expenses                                   7,899                  --                  9,533
   Salaries and wages                                             30,000                  --                 80,000
   Stock-based compensation                                         --                    --                 14,719
   Legal expenses and other tender offer expenses                107,414                  --                107,414
                                                            ------------          ------------         ------------
                                                                 145,313                  --                211,666
                                                            ------------          ------------         ------------

Other income and (expenses):
   Interest income                                               104,886                  --                104,886
   Interest expense                                              (66,489)                 --                (66,489)
                                                            ------------          ------------         ------------
                                                                  38,397                  --                 38,397
                                                            ------------          ------------         ------------
Loss before income taxes                                        (106,916)                 --               (173,269)
                                                            ------------          ------------         ------------

Income taxes
   Current                                                          --                    --                   --
   Deferred                                                         --                    --                   --
                                                            ------------          ------------         ------------
                                                                    --                    --                   --
                                                            ------------          ------------         ------------

Net loss                                                        (106,916)                 --               (173,269)
                                                            ------------          ------------         ------------

Basic loss per share                                        ($       .01)         $       --           ($       .09)
                                                            ============          ============         ============

Weighted average shares outstanding                           11,248,140                 1,000            2,047,112
                                                            ============          ============         ============


                                   See notes to condensed consolidated financial statements.



                                     RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                  Three Months                   From Inception
                                                                  Ended March 31,               (March 18, 1998)
                                                          ------------------------------            through
                                                              2001                2000            March 31, 2001
                                                          ------------           -------          --------------
Cash flows from operating activities:
   Net loss                                               ($   106,916)          $  --            ($   173,269)
                                                          ------------           -------          ------------

   Adjustments to reconcile net loss to net
    cash used in operating activities:
       Stock-based compensation                                   --                --                  14,719
       Change in assets and liabilities:
         Prepaid expenses and other assets                      (6,975)             --                 (11,250)
         Accrued interest receivable                           (15,736)             --                 (15,736)
         Accounts payable and other liabilities               (621,383)             --                (617,007)
         Accrued expenses                                        9,494              --                  61,112
                                                          ------------           -------          ------------
              Total adjustments                               (634,600)             --                (568,162)
                                                          ------------           -------          ------------
Net cash used in operating activities                         (741,516)             --                (741,431)
                                                          ------------           -------          ------------

Cash flows from investing activities:
   Advances to related parties                                 (53,717)             --                 (53,717)
   Acquisition of oil and gas properties                      (176,046)             --                (176,046)
   Cash acquired in business combination                    10,233,478              --              10,233,478
   Deposits to restricted cash                              (8,677,440)             --              (8,677,440)
                                                          ------------           -------          ------------
Net cash provided by investing activities                    1,326,275              --               1,326,275
                                                          ------------           -------          ------------

Cash flows from financing activities:
   Proceeds from notes payable                               8,500,000              --               8,500,000
   Acquisition of treasury shares                           (8,776,362)             --              (8,776,362)
   Repayment of related party debt                              (2,100)             --                  (2,100)
                                                          ------------           -------          ------------
Net cash used in financing activities                         (278,462)             --                (278,462)
                                                          ------------           -------          ------------

Net increase in cash and cash
   equivalents                                                 306,297              --                 306,382

Cash and cash equivalents at beginning of period                    85              --                    --
                                                          ------------           -------          ------------

Cash and cash equivalents at end of period
   (exclusive of restricted cash of $8,677,440)           $    306,382           $  --            $    306,382
                                                          ============           =======          ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $     66,489           $  --            $     66,489
                                                          ============           =======          ============


                               See notes to condensed consolidated financial statements.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies:

     Interim financial statements:

     The interim financial statements of Ranger Industries, Inc. and Subsidiaries which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

     Nature of business and basis of presentation:

     Bumgarner Enterprises, Inc. ("Bumgarner" or the "Company") was incorporated under the laws of the State of Florida in March 1998. There has been no significant business activity since inception except for making an acquisition of assets in the oil and gas industry through a joint venture investment. Bumgarner intends to place its emphasis in the oil and gas business segment through the acquisition of additional interests in non-producing or producing properties and participating in drilling operations.

     In February 2001, Bumgarner merged with Ranger Industries, Inc.'s ("Ranger" or the "Registrant") subsidiary (BEI Acquisition Corporation) in consideration of Ranger's issuance of 14,720,000 shares for 100% of Bumgarner's issued and outstanding stock. This transaction was accounted for in accordance with reverse acquisition accounting principles as though it were a re-capitalization of Bumgarner and a sale of shares by Bumgarner in exchange for the net assets of Ranger. In February 2001, Bumgarner completed a tender offer for 4,225,000 shares of Ranger common stock at $2.00 per share. Simultaneously, Bumgarner acquired an additional 163,181 shares pursuant to the terms of a related merger and acquisition agreement. The acquisition was financed through a bank loan in the amount of $8,500,000, which is collateralized by an equivalent amount in cash and cash equivalents.

     As a result, and following the completion, of the merger:

     o Charles G. Masters, the principal shareholder of Bumgarner, acquired 11,401,000 shares of Ranger common stock (including 400,000 shares held through a trust of which he is the trustee); and

     o The directors of the Registrant resigned and appointed Mr. Masters, Robert Sherman Jent, and Henry C. Shults, Jr., to the Registrant's board of directors.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Nature of business and basis of presentation (continued):

     Since Bumgarner is considered the acquiror for accounting and financial reporting purposes, the accompanying December 31, 2000 balance sheet has been restated to reflect the financial position of Bumgarner as of that date. The accompanying statements of operations for the three months ended March 31, 2001 and 2000 include the results of operations and cash flows of Bumgarner for those periods and the results of operations and cash flows of Ranger from the date of acquisition (February 6, 2001) through March 31, 2001. The December 31, 2000 balance sheet of Ranger as previously presented in its December 31, 2000 annual report on Form 10KSB has been presented in the accompanying financial statement for informational purposes only.

     Background on Ranger:

     In July 1988, Ranger (then known as Coleco Industries, Inc.) filed a voluntary petition in United States Bankruptcy Court under Chapter 11 of the Federal Bankruptcy Code. Effective February 28, 1990, the bankruptcy court approved a plan of reorganization (the "Plan"), pursuant to which all then outstanding debt and equity securities of Ranger were canceled, and 4,000,000 shares of Ranger's new $0.01 par value common stock (the "Common Stock") were distributed to the unsecured creditors. On the Effective Date of the Plan, Ranger retained $950,000 in cash for working capital purposes and was expected to engage in the business of acquiring income producing properties or businesses.

     The Plan provided for the creation of a Reorganization Trust in order to liquidate the Registrant's remaining assets (other than the $950,000 in cash retained by Ranger) and effectuate distributions thereof to Ranger's creditors. The Reorganization Trust completed the distribution of its assets in May 1996 and was terminated by order of the bankruptcy court on August 27, 1996.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Background on Ranger (continued):

     The Plan also provided for the creation of a Product Liability Trust in order to settle certain personal injury claims (including claims arising thereafter) against Ranger. Pursuant to the terms of the Product Liability Trust Agreement, residual funds, if any, would revert to Ranger, as grantor of the trust, upon the earlier of (a) February 28, 2020, or (b) approval by the bankruptcy court of earlier termination of the Product Liability Trust. As of March 31, 2001, the Product Liability Trust continues to process and liquidate certain product liability claims after the Bankruptcy Court's approval of a distribution of the majority of its assets to Ranger as described below.

     On May 8, 2000, an order of the United States Bankruptcy Court for the Southern District of New York was docketed pursuant to which the trustee of the Product Liability Trust was authorized (i) to obtain insurance covering all claims made against the Product Liability Trust where the injury giving rise to the claim occurred between May 15, 1990 and May 15, 2020, and (ii) after paying $1,156,000 for the insurance premiums, to make a cash distribution to Ranger of all of the remaining funds in the Product Liability Trust other than $600,000 which shall remain in the Product Liability Trust to pay for the administrative expenses of the Product Liability Trust. The amount of the net distribution to Ranger, which was made in May 2000, was $11,002,632.

     Oil and gas properties:

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties will be expensed.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Oil and gas properties (continued):

     Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss, if any, will be recognized at the time of impairment by providing an impairment allowance. Other unproved properties will be amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, will be depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment will be depreciated over their estimated useful lives.

     The carrying values of the oil and gas properties as reflected in the accompanying balance sheet do not reflect the underlying fair values of such properties.

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Income taxes:

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Company's 74.415% interest in Joint Venture Henryetta. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Business combinations:

     As discussed on Note 1, on February 6, 2001, Ranger merged with Bumgarner, acquiring 100% of the outstanding shares in exchange for the issuance of 14,200,000 shares of Ranger's stock. As the transaction has been accounted for as a reverse acquisition (recapitalization of Bumgarner), results of operations for Ranger are included in the accompanying financial statements from February 6 through March 31, 2001.

     Assets acquired and liabilities assumed from Ranger are as follows:

         Cash                                                $      10,233,478
         Other current assets                                            2,275
         Refundable income taxes                                        32,755
         Accounts payable and accrued expenses               (         641,373)
                                                             ------------------
         Net assets acquired                                 $       9,627,125
                                                             ==================

     As also indicated in Note 1, Bumgarner acquired a 74.415% interest in Joint Venture - Henryetta in October 2000. Consideration for this equity interest was in the form of a $2,073,728 promissory note payable to Henryetta, which bears interest at 6% and is payable in full by October 10, 2002. The Company will forfeit its interest in Henryetta (pro-rata with any unpaid balance) if the note is not paid by the due date. Since the note is payable to an entity included in the consolidated financial statements, the note payable, net of a $200,000 principal repayment and related interest, have been eliminated in consolidation.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)


2.   Business combinations (continued):

     Pro-forma results of operations for the three months ended March 31, 2001 and 2000 as if these combinations had occurred on January 1, 2000 are as follows:

                                            Three Months Ended March 31,
                                        ------------------------------------
                                            2001                   2000
                                        ---------------       --------------
         Net sales                       $     -               $    -
         Net loss                       ($     548,955)       ($     33,424)
         Net loss per share             ($         .05)       ($        .01)
                                        ===============       ==============

3.   Oil and gas properties:

     In October 2000, the Company acquired a 74.415% working interest in Joint Venture - Henryetta, ("Henryetta" or "Joint Venture") which was formed as a general partnership under Oklahoma law and owns four leasehold interests in Okfuskee and Coal counties, Oklahoma (See Note 2). The properties at present have no producing oil or gas wells, although initial plans are to drill and develop four wells at a total cost of approximately $2,200,000. The Joint Venture automatically terminates, unless renewed, in 2010.

     All of the interests held by the Joint Venture are in undeveloped acreage in Coal and Okfuskee counties, in south central and central Oklahoma, respectively. This prospect consists of four leases from private landowners.

     The leases (A, B, C and D) are each "fully-paid" leases that require no additional annual rental payments or other payments before expiration of their primary lease terms. Each of the leases will continue beyond their primary terms as long as oil or gas is being produced from the lease in paying quantities. In each case, the wells contemplated are expected to meet this requirement, provided that they can be successfully completed; however, there can be no assurance that any of the wells will produce oil or gas in paying quantities, even if completed.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)

3.   Oil and gas properties (continued):

     The Joint Venture is in the process of acquiring the entire working interest within the area of the four leases and believes it has acquired the majority of the working interest in Lease B. The Joint Venture commenced drilling of the Joshua #1 well on Lease B in April 2001. The Joint Venture is actively negotiating with landowners to acquire the remaining property interests in all lease areas and believes it will be able to acquire those interests. After it acquires the outstanding property interests, it will be able to drill the planned wells, subject to adequate financing. The Joint Venture expects to drill Joshua #2 on Lease A after the completion of Joshua #1, and the Company believes it has sufficient capital to participate in Joshua #2. Thereafter, and subject to adequate financing, the Joint Venture expects to drill a well on each of Leases C and D.

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




                                               RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                      AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                                              (UNAUDITED)


3.   Oil and gas properties (continued):

     The following table summarizes the Joint Venture's interest in its four leases.

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Gross       Net Acres (2)    Net Acres     Primary
                                                       Nature of      Acres       (to the              (3)        lease       Lessor
                 Land Description                       Reserves      (1)      Joint Venture)     (to Ranger)     term       Royalty
------------------------------------------------------------------------------------------------------------------------------------
Lease A                                   Private      Proved          80             40            29.766     October 2003     20%
SW 1/4SW1/4Section 14, T10N, R12E         landowner    undeveloped
-----------------------------------------------------------------------------------------------------------------------------------
Lease B                                   Private      Unproved       480           337.89         251.44      June 2002        20%
SW 1/4 SW1/4Section  28, SE 1/4           landowner
Section  29,  NW1/4 NE1/4
Section  32, E1/2 NE1/4
Section 32, NW1/4 Section 33,
all in T11N, R11E Okfuskee County
------------------------------------------------------------------------------------------------------------------------------------
Lease C                                   Private      Unproved       520           282.5          210.22      August 2002      20%
SE 1/4 NE 1/4 Section 11, N 1/2           landowner
and N 1/2 S 1/2 Section 12,
all in T3N, R8E Coal County
------------------------------------------------------------------------------------------------------------------------------------
Lease D                                   Private      Unproved       440            320            238.1      August 2002     20%
NE 1/4SW1/4and W1/2W1/2Section 5, NE      landowner
1/4SE1/4and S 1/2 SE 1/4 Section 6,
NE 1/4 Section 7, and NW 1/4 Section 8,
all in T3N, R9E Coal County NE 1/4
Section 19, T10N, R13E Section 19,
T10N, R13E
------------------------------------------------------------------------------------------------------------------------------------

(1) A "gross acre" is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. The disclosure of net acres subject to lease reflects lease status as of March 31, 2001.

(2) A "net acre" is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(3) Reflects Bumgarner's interest in the Joint Venture (74.415%) multiplied by the net acres owned by the Joint Venture. Ranger's interest in this property is through its subsidiary investment in the Joint Venture; Ranger has no direct interest in the leased properties.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)


3.   Oil and gas properties (continued):

     Supplemental information with respect to oil and gas properties is as follows:

     Capitalized costs relating to oil and gas exploration and development activities at March 31, 2001:

     Unproved oil and gas properties                             $    327,649
     Proved oil and gas properties                                      9,713
                                                                 ------------
                                                                 $    337,362
                                                                 ============

     Costs incurred in oil and gas exploration and development activities for the three months ended March 31, 2001:

     Property acquisition costs:
         Proved                                                  $         -
         Unproved                                                      48,772
     Exploration costs                                                     -
     Development costs                                                127,274
                                                                 ------------
                                                                 $    176,046
                                                                 ============

     Note: Substantially all oil and gas costs incurred are attributable to the majority interest in the joint venture.

     Reserve Information:

     The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in Oklahoma.

     Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)


3.   Oil and gas properties (continued):

     The standardized measure of discounted future net cash flows is computed by applying prices of oil and gas ($25/bbl and $3.50/mcf, respectively, with no escalation) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.

                                                           Oil           Gas
                                                         (Bbls)         (Mcf)
                                                        ----------   -----------

     Proved undeveloped reserves
       Beginning of year and end of period                      89          596
                                                        ==========   ===========

     Standardized Measure of Discounted Future
       Net cash flows at March 31, 2001

       Future cash inflows                                    $       3,197,775
       Future production costs                                (          93,000)
       Future development costs                               (         284,810)
       Future income tax expenses                             (         958,788)
                                                              ------------------

       Future net cash flows                                          1,861,177
         10% annual discount for estimated timing
         of cash flows                                        (         415,611)
                                                              ------------------

     Standardized measures of discounted future net
       cash flows relating to proved oil and gas
       reserves at beginning and end of period                $       1,445,566
                                                              ==================

     Ranger share at 74.415%                                  $       1,075,718
                                                              ==================

     As noted in Footnote 1 the carrying values of the oil and gas properties as reflected in the accompanying balance sheet do not reflect the underlying fair values of such properties.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)


4.   Related party transactions:

     Syndication and other fees:

     The Company has agreed to pay one of the partners in the Joint Venture-Henryetta (Inter-Oil & Gas, Inc. - "Interoil") a fee aggregating $149,316 in connection with the Company's investment in Henryetta, which is payable by Interoil to an unrelated third party pro-rata upon satisfaction of the note discussed in Note 2. This amount is recorded as a liability in the accompanying consolidated balance sheet. That partner also manages the joint venture and is reimbursed for any costs it incurs in that regard. Finally, in addition to the aforementioned fees, that same partner will earn $25,000 as an operating fee in connection with the two initial wells to be drilled in Coal County and $12,000 for the wells to be drilled in Okfuskee County.

5.   Partnership agreement:

     Under the terms of the Joint Venture - Henryetta agreement, and subject to satisfaction of the promissory note, the Company is responsible for approximately 93% of expenses and is entitled to 93% of all distributions until such time as its investment has been recovered. The other partners will collectively share in the remaining 7%. Thereafter, profits, losses and distributions shall be allocated 74.415% to the Company, 20% to Inter-Oil and 5.585% to others.

6.   Note payable, bank

     Note payable, bank consists of an $8,500,000 note collateralized by a restricted certificate of deposit and certain cash equivalents. The loan bears interest at 6.4% and matures January 2003.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2001
                                   (UNAUDITED)

7.   Income taxes:

     Income taxes consist of the following:

             Deferred tax benefit of operating loss carryforward      $ 60,000
             Increase in valuation allowance                          ( 60,000)
                                                                      ---------
             Income tax expense                                       $      -
                                                                      =========

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax loss due to the increase in the valuation allowance.

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of $60,000, reduced by a $60,000 valuation allowance since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General Discussion.

     The following discussion should be read in conjunction with Item 1 above, and the Financial Statements, including the Notes thereto. The following discussion should also be read in conjunction with the financial statements and the Plan of Operations contained in the report on Form 10-KSB Ranger Industries, Inc. ("Ranger") filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Ranger is a Connecticut corporation organized in 1961. Ranger is the successor to the Connecticut Leather Company, which was founded in 1932. From 1961 through 1990, Ranger was known as "Coleco Industries, Inc." In 1988, Ranger, then known as Coleco Industries, Inc., filed a voluntary petition in bankruptcy. In 1990, Ranger's plan of reorganization (the "Plan") was approved by the bankruptcy court and became effective as of February 28, 1990, and Ranger emerged from Chapter 11. From 1990 to 2000, Ranger did not engage in significant business activities. These events are more fully described in Note 1 to the Financial Statements included herein and in the Form 10-KSB referenced above.

     In December 2000, Ranger entered into an Agreement and Plan of Merger and Reorganization with Bumgarner Enterprises, Inc., a Florida corporation ("Bumgarner"), and BEI Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of Ranger (the "Merger"). Pursuant to the Merger Agreement, Bumgarner commenced a cash Tender Offer on December 29, 2000 and Merger was completed in February 2001. The acquisition was financed through a bank loan in the amount of $8,500,000, which is collateralized by a restricted certificate of deposit and cash equivalents. The loan bears interest at 6.4% and matures January 2003. The Merger and the Tender Offer and the terms thereof are more fully described in Notes 1 and 2 to the Financial Statements included herein and in the Form 10-KSB referenced above.

     Currently Ranger's activities are being conducted through the Henryetta Joint Venture, 74.415% of which is owned by Bumgarner, now a wholly-owned subsidiary of Ranger. The Joint Venture is currently drilling one well (the Joshua #1) on the Joint Venture's property in Oklahoma. If this well finds oil or gas in commercial quantities and can be successfully completed for production, the revenues from this well (together with available working capital) will be adequate to continue the required drilling activities. However, if the Joint Venture's drilling activities are not successful or are abandoned, the funds currently available to Ranger and Bumgarner will be sufficient to fund only a limited amount of additional drilling activities.

Note of Caution Regarding Forward-looking Statements: This report on Form 10-QSB, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report using the term "may", "expects to", and other terms denoting future possibilities, are forward looking statements. These statements include, but are not limited to, those statements relating to development of new products, the financial condition of Ranger (including its lack of working capital and negative cash flow). The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Ranger's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. The business and economic risks faced by Ranger and Ranger's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors as described herein.

Business Activities.
--------------------

     The following discussion should be read in conjunction with Item 1 above, and the Financial Statements, including the Notes thereto.

     The business activities of Ranger have changed since February 2001 as a result of completion of the Merger described above and in the Form 10-KSB referenced above. As a result of the Merger, Ranger acquired a 74.415% interest in the Henryetta Joint Venture, a joint venture that owns assets in the oil and gas industry and is committed to drill for oil and natural gas and assumed a liability to the Henryetta Joint Venture of $2,073,728. For the foreseeable future, Ranger intends to participate in the oil and gas industry in the continental United States directly and through the Henryetta Joint Venture.

     Unrestricted Cash and Working Capital. As a result of the Merger and the related Tender Offer, Ranger had approximately $650,000 remaining in unrestricted cash. Ranger has used cash for expenses incurred in completing the Merger and the Tender Offer, and in contributions to the Henryetta Joint Venture for drilling expenses. At March 31, 2001, Ranger had approximately $306,000 in cash and cash equivalents.

     At March 31, 2001, Ranger's working capital (current assets less current liabilities) was approximately $366,000. This amount includes approximately $177,000 of "restricted cash" which has been set aside to pay the interest due on an $8,500,000 loan Bumgarner incurred in connection with the completion of the Tender Offer. This working capital also includes a reduction of $149,000 for a current liability for syndication fees that is only payable to the extent the note payable to the Henryetta Joint Venture is paid.

     Working capital does not include $8,500,000 in restricted cash which is not available to Ranger for general use, but which collateralizes Ranger's obligation to repay an $8,500,000 loan obtained in connection with completing the Tender Offer.

     Drilling and Completion Expenses. Ranger has contributed $200,000 to the Henryetta Joint Venture in satisfaction of its initial obligations to finance the drilling of the Joshua #1 well. The Henryetta Joint Venture has commenced the drilling of this well for a total turnkey cost to casing point of approximately $300,000. The Henryetta Joint Venture will make a decision whether to complete the well for production after the drilling has been completed to the estimated 5,000 foot level. If warranted, completion of the well may result in approximately an additional $75,000 cost to Ranger. Ranger's existing working capital is sufficient to meet these obligations.

     Currently the drilling of Joshua #1 is in progress. The well has passed through four zones potentially viable for oil and natural gas production. Ranger (through Bumgarner) is responsible for approximately 93% of all costs of the Joint Venture, including the drilling and completion of the Joshua #1 well. Ranger will receive 93% of all net revenues until it receives a return of its contribution; after the return of its contribution, Ranger's working interest in that well will reduce to 74.415%.

     If Joshua #1 is successfully completed, revenues from oil and gas production will begin to accrue to Ranger's account shortly thereafter. Based on the information available to Ranger, it appears that the Joint Venture will not have any difficulty selling any production, or transporting the production to the point of sale. Ranger expects that the Joint Venture will complete the drilling and anticipated completion of the Joshua #1 well during the second quarter of 2001.

     Obligation to the Henryetta Joint Venture. Ranger's interest in the Henryetta Joint Venture derives from Bumgarner. Bumgarner had purchased its interest in the Joint Venture for $2,073,728, represented entirely by a promissory note bearing interest at 6% per annum. Ranger has paid $200,000 against the principal amount of this note, and the balance is now due in full on October 10, 2002. The promissory note requires certain incremental payments to be made before maturity, including the payments that Ranger has already made. The Joint Venture consists of three members in addition to Bumgarner and Inter-Oil & Gas Group. Inter-Oil & Gas Group is the manager of the Joint Venture and owns a 20% after-payout interest in the Joint Venture. Henry Shulz, the owner of Inter-Oil & Gas Group is also a director of Ranger. At the time Bumgarner negotiated to acquire the interest in the Henryetta Joint Venture, there was no affiliation between Mr. Shulz and Bumgarner and the transaction was an arms'-length transaction.

     Ranger intends to use its working capital to make any future payments required to the Henryetta Joint Venture. If the Joshua #1 well is successfully completed, Ranger anticipates that revenues from that well will augment its working capital.

     Future Drilling Obligations. The Joshua #1 well is the first of four wells the Joint Venture expects to drill on its four leasehold interests. Based on current expectations, the Joint Venture expects to commence drilling the second 5,000 foot well, Joshua #2, after the completion or abandonment of Joshua #1. Whether or not the Joshua #1 well is successfully completed for production, Ranger believes that it has sufficient funds to commence drilling on the Joshua #2.

     After Ranger pays the amounts estimated to be necessary for the completion of the two Joshua wells, it expects to have a balance remaining on the promissory note to the Joint Venture of approximately $1,500,000. The balance remaining on the promissory note is approximately equivalent to the amount necessary for the drilling and completion of the two remaining deeper (7,500 foot) wells. The funds currently available to Ranger will not provide it with sufficient liquidity to meet the obligation for either of the two deeper wells. In order to meet these obligations, Ranger will have to rely in part on anticipated revenues from Joshua #1 or Joshua #2 (if either or both are successfully completed). In addition, Ranger is considering additional debt and equity financing alternatives, but has not completed any negotiations for any additional capital. Ranger cannot offer any assurance that it will be able to obtain any additional capital.

     General and Administrative Obligations. Ranger will also have to fund its general and administrative expenses during the final three quarters of the current fiscal year, which Ranger estimates to be approximately $150,000 in addition to the amounts already spent.

     Other Business Objectives. Even though it does not currently have the necessary capital available to it, Ranger is also investigating other oil and gas drilling activities that, if acquired, will require the expenditure of funds (which expenditure may be significant). Ranger does not expect to acquire any additional oil and gas properties unless prior arrangements have been made to allow Ranger to meet its financial commitments with respect to those properties. Ranger's ability to fund its future operations will be dependent upon achieving profitability, generating positive cash flow from operations or by raising additional debt or equity. As noted above, Ranger is currently considering alternatives to the raising of debt and equity capital to provide additional financing for drilling activities during the current fiscal year and beyond. At the present time, although it has had positive discussions, no person has committed to provide any portion such capital. Although Ranger believes that its existing capital resources are sufficient for the 2001 fiscal year, Ranger may face working capital shortages thereafter, if its is unable to accomplish profitability from the Joint Venture's activities, generate positive cash flow from operations, or raise additional debt or equity.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------

   There are no material pending legal or regulatory proceedings against Ranger, and it is not aware of any that are known to be contemplated.

Item 2.           Changes in Securities and Use of Proceeds.
                  ------------------------------------------

         None.

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------
         None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

     No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.           Other Information.
                  ------------------
          None.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)      Exhibits:

          15. Letter from Aidman Piser & Company, P.A. dated May 8, 2001 on Interim Unaudited Financial Information

(b)      Reports on Form 8-K:

         Ranger's Current Report on Form 8-K reporting events of:

         February 14, 2001, as amended on April 16, 2001 reporting events under
         Item 1 - Change in Control and Item 2 - Acquisition and Disposition of Assets

         April 17, 2001 reporting an event under Item 4 - Change In Accountants

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Ranger Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 2001               /s/ Charles G. Masters
                                   ---------------------------------------------
                                   Charles G. Masters, President,
                                   Principal Executive Officer and
                                   Principal Financial and Accounting Officer