Form 10QSB
period 2001-06-30
RANGER INDUSTRIES INC
filed 2001-08-16
CIK 21610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  1-5673


                             RANGER INDUSTRIES, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter


         Connecticut                                              06-0768904
------------------------------                                 ---------------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.


3400 82nd Way North, St. Petersburg, FL                              33710
--------------------------------------                              --------
Address of principal executive offices                              Zip Code

Registrant's telephone number, including area code:  (727) 381-4904
                                                   ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2001, were 15,610,463 shares, $0.01 par value.



                                  RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                       PART I. FINANCIAL INFORMATION


                                                  ASSETS



                                                                                  Ranger Industries, Inc.
                                                                                        December 31,
                                                                                           2000
                                                                                       As previously
                                                                                       presented and
                                                   June 30, 2001   December 31,      For Informational
                                                    (Unaudited)        2000            Purposes Only
                                                   ------------    ------------         ------------

Current assets:
  Cash and cash equivalents                        $     18,750    $         85         $ 10,233,478
  Restricted cash and cash equivalents                  126,188            --                   --
  Prepaid expenses and other current assets              53,438           2,000                2,275
  Refundable income taxes                                28,036            --                 32,755
  Accrued interest receivable                            15,736            --                   --
  Due from related parties                               45,471            --                   --
                                                   ------------    ------------         ------------
    Total current assets                                287,619           2,085           10,268,508

Property and equipment                                    8,236            --                   --

Restricted cash and cash equivalents                  8,500,000            --                   --
Investment in oil and gas properties                    541,499         161,316                 --
                                                   ------------    ------------         ------------
                                                   $  9,337,354    $    163,401         $ 10,268,508
                                                   ============    ============         ============

                                  LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $     52,294    $       --           $    199,344
  Accrued expenses, related party                        50,000          50,000                 --
  Accrued expenses, other                                  --             3,718                 --
  Syndication fees payable                              149,316         149,316                 --
                                                   ------------    ------------         ------------
    Total current liabilities                           251,610         203,034              199,344
                                                   ------------    ------------         ------------

Note payable, bank                                    8,500,000            --                   --
                                                   ------------    ------------         ------------

Minority interest                                        12,000          12,000                 --
                                                   ------------    ------------         ------------

Stockholders' equity:
  Common stock                                          199,986 *        14,720 *             52,786
  Capital in excess of par                            9,441,859            --             12,664,062
  Deficit accumulated during development stage         (291,739)        (66,353)          (2,647,684)
  Less treasury stock (4,388,181 shares at cost)     (8,776,362)           --                   --
                                                   ------------    ------------         ------------
                                                        573,744         (51,633)          10,069,164
                                                   ------------    ------------         ------------
                                                   ------------    ------------
                                                   $  9,337,354    $    163,401         $ 10,268,508
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



                                   RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                      (A DEVELOPMENT STAGE ENTERPRISE)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                               Three            Six
                                               Months          Months      Three and       From Inception
                                           ----------------------------    Six Months      (March 18, 1998)
                                               Ended           Ended          Ended            through
                                                   June 30, 2001          June 30, 2000     June 30, 2001

Revenues                                   $       --      $       --      $       --        $       --

Operating costs and expenses:
   Administrative                                 2,642          10,524            --              12,175
   Salaries and wages                            30,245          60,245            --             110,245
   Stock based compensation                        --              --              --              14,719
   Consulting and professional fees              42,789         150,203            --             150,203
                                           ------------    ------------    ------------      ------------
     Total operating expenses                    75,676         220,972            --             287,342
                                           ------------    ------------    ------------      ------------

Interest expense, net of interest income         42,794           4,397            --               4,397
                                           ------------    ------------    ------------      ------------
   Loss before income taxes                        --           225,369            --             291,739
                                           ------------    ------------    ------------      ------------
Income taxes:
   Current                                         --              --              --                --
   Deferred                                        --              --              --                --
                                           ------------    ------------    ------------      ------------

Net loss                                   ($   118,470)   ($   225,369)   $       --        ($   291,739)
                                           ============    ============    ============      ============

Basic loss per share                       ($       .01)   ($       .01)   $       --        ($       .10)
                                           ============    ============    ============      ============

Weighted average shares outstanding          15,610,463      15,412,582           1,000         3,066,062
                                           ============    ============    ============      ============


                         See notes to condensed consolidated financial statements.



                              RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                             Six Months           From Inception
                                                            Ended June 30,       (March 18, 1998)
                                                     ---------------------------      through
                                                         2001           2000       June 30, 2001
                                                     -----------    ------------    -----------
Cash flows from operating activities:
   Net loss                                         ($   225,386)   $       --     ($   291,739)

   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Stock-based compensation                             --              --           14,719
       Change in assets and liabilities:
         Prepaid expenses and other assets          (     44,454)          --      (     44,454)
         Accrued interest receivable                (     15,736)          --      (     15,736)
         Accounts payable and accrued expenses      (    590,797)          --      (    539,163)
                                                    ------------    ------------   ------------
              Total adjustments                     (    650,987)          --      (    584,634)
                                                    ------------    ------------   ------------
Net cash used in operating activities               (    876,373)          --      (    876,373)
                                                    ------------    ------------   ------------
Cash flows from investing activities:
   Acquisition of property and equipment            (      8,236)          --      (      8,236)
   Advances to related parties                      (     45,471)          --      (     45,471)
   Acquisition of oil and gas properties            (    380,183)          --      (    380,183)
   Cash acquired in business combination              10,233,478           --        10,233,478
   Deposits to restricted cash                      (  8,626,188)          --      (  8,626,188)
                                                    ------------    ------------   ------------
Net cash provided by investing activities              1,173,400           --         1,173,400
                                                    ------------    ------------   ------------
Cash flows from financing activities:
   Proceeds from notes payable                          8,500,000           --        8,500,000
   Acquisition of treasury shares                    (  8,776,362)          --      ( 8,776,362)
   Repayment of related party debt                   (      2,000)          --      (     2,000)
                                                     ------------    ------------   ------------
Net cash used in financing activities                (    278,362)          --      (   278,362)
                                                     ------------    ------------   ------------
Net increase in cash and cash
   equivalents                                            18,665            --           18,655

Cash and cash equivalents at beginning of period              85            --             --
                                                     ------------    ------------   ------------
Cash and cash equivalents at end of period
   (exclusive of restricted cash of $8,626,188      $     18,750    $       --     $     18,750
                                                    ============    ============   ============
Supplemental disclosure of cash flow information:
Cash paid for interest                              $    205,511    $       --     $    205,511
                                                    ============    ============   ============


                    See notes to condensed consolidated financial statements.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2001
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies:

     Interim financial statements:

     The interim financial statements of Ranger Industries, Inc. and Subsidiaries which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the option of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

     Nature of business and basis of presentation:

     Bumgarner Enterprises, Inc. ("Bumgarner" or the "Company") was incorporated under the laws of the State of Florida in March 1998. There was no significant business activity from inception through October 2000. In October 2000, the Company acquired assets in the oil and gas industry through a joint venture investment and has subsequently pursued exploration and development of those and other similar properties.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2001
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Nature of business and basis of presentation (continued):

     Since Bumgarner is considered the acquiror for accounting and financial reporting purposes, the accompanying December 31, 2000 balance sheet has been restated to reflect the financial position of Bumgarner as of that date. The accompanying statements of operations for the six months ended June 30, 2001 and 2000 include the results of operations and cash flows of Bumgarner for those periods and the results of operations and cash flows of Ranger from the date of acquisition (February 6, 2001) through June 30, 2001. The December 31, 2000 balance sheet of Ranger as previously presented in its December 31, 2000 annual report on Form 10KSB has been presented in the accompanying financial statement for informational purposes only.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2001
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Background on Ranger (continued):

     The Plan also provided for the creation of a Product Liability Trust in order to settle certain personal injury claims (including claims arising thereafter) against Ranger. Pursuant to the terms of the Product Liability Trust Agreement, residual funds, if any, would revert to Ranger, as grantor of the trust, upon the earlier of (a) February 28, 2020, or (b) approval by the bankruptcy court of earlier termination of the Product Liability Trust. As of June 30, 2001, the Product Liability Trust continues to process and liquidate certain product liability claims after the Bankruptcy Court's approval of a distribution of the majority of its assets to Ranger as described below.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2001
                                   (UNAUDITED)


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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2001
                                   (UNAUDITED)


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

2.   Business combinations:

     As discussed on Note 1, on February 6, 2001, Ranger merged with Bumgarner, acquiring 100% of the outstanding shares in exchange for the issuance of 14,200,000 shares of Ranger's stock. As the transaction has been accounted for as a reverse acquisition (recapitalization of Bumgarner), results of operations for Ranger are included in the accompanying financial statements from February 6 through June 30, 2001.

     Assets acquired and liabilities assumed from Ranger are as follows:

         Cash                                                    $ 10,233,478
         Other current assets                                           2,275
         Refundable income taxes                                       32,755
         Accounts payable and accrued expenses                   (    641,373)
                                                                 ------------
         Net assets acquired                                     $  9,627,125
                                                                 ============

     As also indicated in Note 1, Bumgarner acquired a 74.415% interest in Joint Venture - Henryetta in October 2000. Consideration for this equity interest was in the form of a $2,073,728 promissory note payable to Henryetta, which bears interest at 6% and is payable in full by October 10, 2002. The Company will forfeit its interest in Henryetta (pro-rata with any unpaid balance) if the note is not paid by the due date. Since the note is payable to an entity included in the consolidated financial statements, the note payable, net of a $425,000 principal repayment and related interest, have been eliminated in consolidation.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2001
                                   (UNAUDITED)


2.   Business combinations (continued):

     Pro-forma results of operations for the six months ended June 30, 2001 and 2000 as if these combinations had occurred on January 1, 2000 are as follows:

                                           Six Months Ended June 30,
                                        ------------------------------
                                            2001              2000
                                        ------------      ------------
         Net sales                      $       --        $       --
         Net loss                       ($   667,407)     ($ 1,725,060)
         Net loss per share             ($       .04)     ($       .11)
                                        ============      ============

3.   Oil and gas properties:

     In October 2000, the Company acquired a 74.415% working interest in Joint Venture - Henryetta, ("Henryetta" or "Joint Venture") which was formed as a general partnership under Oklahoma law and owns four leasehold interests in Okfuskee and Coal counties, Oklahoma (See Note 2). The properties at present have no producing oil or gas wells, although the first well is complete and is expected to begin production in September 2001. The Company expects to drill at least three additional exploratory wells at a total cost of $1,800,000. The Joint Venture automatically terminates, unless renewed, in 2010.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2001
                                   (UNAUDITED)


3.   Oil and gas properties (continued):

     The Joint Venture is in the process of acquiring the entire working interest within the area of the four leases and believes it has acquired the majority of the working interest in Lease B. The Joint Venture commenced drilling of the Joshua #1 well on Lease B in April 2001. The Joint Venture is actively negotiating with landowners to acquire the remaining property interests in all lease areas and believes it will be able to acquire those interests. After it acquires the outstanding property interests, it will be able to drill the planned wells, subject to adequate financing. The Joint Venture expects to drill additional wells on Lease B as soon as funds are available. Thereafter, and subject to adequate financing, the Joint Venture expects to drill a exploratory well on each of Leases A, C and D.

     The Company has begun the development of a second joint venture also in Central Oklahoma. The Company is expanding its prospect lease base to include both a key 60 acre track adjacent to the Henryetta Lease B properties plus a new group of properties in two other central Oklahoma counties. The new properties are known collectively as the OkMac JV. In the aggregate, the OkMac properties are believed to contain oil and gas reserves of the same order of magnitude as those being developed in the Henryetta JV. Key leases on individual properties are in place and others are being negotiated. As with the Henryetta JV, the company's OkMac joint venture partner is InterOil and Gas Group, Inc. InterOil and Gas Group, Inc. is an Oklahoma based oil services company controlled by Mr. Henry Shults, a member of the Ranger Board of Directors. Ranger owns an 80% after payout, working interest in the OkMac JV. Prior to payout, the company receives 100% of the net revenue.

     Oklahoma has a procedure called "forced pooling" by which an oil and gas operator can apply to the Oklahoma Corporation Commission to force other landowners to pool their mineral interests with the interests of that operator. If either of the Joint Venture is not able to lease the remaining working interests on reasonable terms, it intends to apply to force pool the remaining working interests on terms similar to the leases which it has obtained from the other property owners, including royalty interest no greater than 20%.



                                              RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                      AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2001
                                                             (UNAUDITED)

3.   Oil and gas properties (continued):

     The following table summarizes the Joint Venture's interest in its four leases.

------------------------------------------- ----------- ------------ ------- --------------- -------------- -------------- --------
                                                                              Net Acres (2)
                                                        Nature of     Gross   (to the Joint   Net Acres (3) Primary lease   Lessor
         Land Description                               Reserves      Acres     Venture)      (to Ranger)      term         Royalty
                                                                       (1)
------------------------------------------- ----------- ------------ ------- --------------- -------------- -------------- --------
Lease A                                     Private     Proved         80          80           59.532       October 2003     20%
SW 1/4 SW 1/4 Section 14, T10N, R12E        landowner   undeveloped
------------------------------------------- ----------- ------------ ------- --------------- -------------- -------------- --------
Lease B                                     Private     Proved         160        160           119.06        June 2002       20%
SW 1/4 SW 1/4 Section  28, SE 1/4 Section   landowner   Developed
29,NW 1/4 NE 1/4 Section  32, E 1/2 NE
1/4 Section 32, NW 1/4 Section 33, all in
T11N, R11E Okfuskee County                              Proven
                                                        Undeveloped    320        272           202.41
------------------------------------------- ----------- ------------ ------- --------------- -------------- -------------- --------
Lease C                                     Private     Unproved       520      376.898         210.22        August 2002     20%
SE 1/4 NE 1/4 Section 11, N 1/2 and         landowner
N 1/2 S 1/2 Section 12, all in
T3N, R8E Coal County
------------------------------------------- ----------- ------------ ------- --------------- -------------- -------------- --------
Lease D                                     Private     Unproved       440        320            238.1        August 2002     20%
NE 1/4SW1/4and W1/2W1/2Section  5,          landowner
NE1/4SE1/4and S  1/2 SE 1/4 Section 6,
NE 1/4 Section 7, and NW 1/4 Section 8,
all in T3N, R9E Coal County
NE 1/4 Section 19, T10N, R13E
Section 19, T10N, R13E
------------------------------------------- ----------- ------------ ------- --------------- -------------- -------------- --------

(1) A "gross acre" is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. The disclosure of net acres subject to lease reflects lease status as of June 30, 2001.

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


                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2001
                                   (UNAUDITED)


3.   Oil and gas properties (continued):

     Supplemental information with respect to oil and gas properties is as follows:

     Capitalized costs relating to oil and gas exploration and development activities at June 30, 2001:

     Unproved oil and gas properties                    $  135,375
     Proved oil and gas properties                         406,124
                                                        ----------
                                                        $  541,499
                                                        ==========

     Costs incurred in oil and gas exploration and development activities for the six months ended June 30, 2001:

     Property acquisition costs:
         Proved                                         $   43,200
         Unproved                                           72,000
     Exploration costs                                        --
     Development costs                                     264,983
                                                        ----------
                                                        $  380,183
                                                        ==========

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2001
                                   (UNAUDITED)


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

                                                        Oil           Gas
     Beginning of year and period:                    (MBbls)       (MMcf)
                                                      -------       -------
     Proved, developed reserves                          -             -
     Proved, undeveloped reserves                          89           596
                                                      =======       =======
       Total beginning of year and period                  89           596
                                                      =======       =======
     End of period:
     Proved, developed reserves                            26           401
     Proved, undeveloped reserves                         206          2400
                                                      =======       =======
       Total end of period                                232          2801
                                                      =======       =======

     Standardized measure of discounted future net cash flows at June 30, 2001:

         Future cash inflows                                    $ 6,726,826
         Future production costs                                (   217,500)
         Future development costs                               (   284,810)
         Future income tax expenses                             ( 2,457,900)
                                                                -----------
         Future net cash flows                                    3,766,616
           10% annual discount for estimated timing
           of cash flows                                        (   790,989)
                                                                -----------
     Standardized measures of discounted future net
       cash flows relating to proved oil and gas
       reserves at beginning and end of period                  $ 2,975,627
                                                                ===========
     Ranger share at 74.415% (net after taxes)                  $ 2,214,313
                                                                ===========

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

     Advances to and Amounts Payable to Related Parties

         At June 30, 2001, the Company's balance sheet reflected $45,471 due to the Company from, and $50,000 of accrued expenses due to related parties. These related parties are the Company's president and affiliated companies. Of the amount due to the Company, $5,471 was a temporary salary advance which has since been repaid. The balance is an advance the Company made to a company related to the Company's president which is repayable to the Company on demand with interest at 12% per annum. This transaction was approved by the disinterested members of the Company's board of directors.

         The offsetting amount that the Company owes to its president derives from salary accumulated but not paid prior to the Company's acquisition of Ranger. The president has deferred collecting this amount until the Company is able to pay the amount due and meet its other obligations. Furthermore the president has agreed not to require the Company to pay interest on the amounts advanced.

5.   Partnership agreements:

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

     Under the terms of the OkMac joint venture agreement, the Company expects to provide 100% of the exploration and development expenses and is entitled to 100% of all distributions until such time as its investment has been recovered. Thereafter, profits, losses and distributions will be allocated 80% to the Company, and 20% to InterOil and Gas Group, Inc., the joint venture partner and project manager.

6.   Note payable, bank

     Note payable, bank consists of an $8,500,000 note collateralized by a restricted certificate of deposit and certain cash equivalents. The loan bears interest at 6.4% and matures January 2003.


7.   Income taxes:

     Income taxes consist of the following:

             Deferred tax benefit of operating loss carryforward    $  100,000
             Increase in valuation allowance                        (  100,000)
                                                                    ----------
             Income tax expense                                     $     --
                                                                    ==========

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax loss due to the increase in the valuation allowance.

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of $100,000, reduced by a $100,000 valuation allowance since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

General Discussion.
-------------------

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

     Currently Ranger's activities are being conducted primarily through the Henryetta Joint Venture, 74.415% of which is owned by Bumgarner, now a wholly-owned subsidiary of Ranger as described below. Bumgarner and Ranger only have a limited amount of funds to provide for the Company's exploration and drilling activities. If the Joint Venture's exploration activities are not successful or are abandoned, the funds currently available to Ranger and Bumgarner will be sufficient to fund only a limited amount of additional drilling activities.

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

     Unrestricted Cash and Working Capital. As a result of the Merger and the related Tender Offer, Ranger had approximately $650,000 remaining in unrestricted cash. At June 30, 2001, Ranger had approximately $144,000 in cash and cash equivalents. Ranger has used this cash for expenses incurred in completing the Merger and the Tender Offer, and in contributions to the Henryetta Joint Venture for drilling expenses.

     At June 30, 2001, Ranger's working capital (current assets less current liabilities) was approximately $36,000. This amount includes approximately $126,000 of "restricted cash" which has been set aside to pay the interest due on an $8,500,000 loan Bumgarner incurred in connection with the completion of the Tender Offer. This working capital also includes a reduction of $149,000 for a current liability for syndication fees that is only payable to the extent the note payable to the Henryetta Joint Venture is paid.

     Working capital does not include $8,500,000 in restricted cash which is not available to Ranger for general use, but which collateralizes Ranger's obligation to repay an $8,500,000 loan obtained in connection with completing the Tender Offer.

     Exploration and development operations. The Company has successfully completed (at a cost of approximately $380,000) the Joshua #1 well, the first element in its program to develop the Henryetta JV properties. Because of technical difficulties encountered in the drilling process, the Joshua #1 well was completed only to a depth of 2600 feet. At this level and above, six pay zones were confirmed. Based on data from the well, an independent engineering evaluation report places the aggregate proven, developed and non-developed reserves in these pay zones to be in excess of 2.2 billion cubic feet of natural gas and 143,000 barrels of oil. Production from the Joshua 31 well is expected to begin in September 2001 after the Joint Venture installs tanks and pipelines to collect the oil and pipelines to transport the natural gas expected to be produced. The Company does have sufficient funds and credit facilities available to install the pipelines and tanks which are estimated to cost approximately $45,000.

     The Company expects to confirm significant additional reserves in this field with the drilling of at least three additional wells to a depth of approximately 5200 feet. The Henryetta JV prospect group is comprised four separate sites designated as Leases A, B, C and D. The Joshua #1 well is located on a 480 acre prospect site known as Lease B. Both Lease A and Lease B, the two smaller development sites in the Henryetta group, are expected to be served by wells drilled to depths of 6000 feet or less. Wells on the Henryetta sites known as Lease C and Lease D are scheduled to be drilled to a minimum depth of up to 7000 feet.

     The Company is actively seeking additional funding in order to accelerate its drilling program to keep pace with its aggressive exploration program. As of the date of this report, several possible funding sources have been identified, but no firm commitment has been negotiated.

     It should be noted that the company faces an extremely tight market in regard to drilling rig availability. There is no lack of equipment, but there is an acute shortage of experienced competent crews. The company is in daily contact with drilling contractors seeking to develop an optimum solution for this ongoing problem.

     Obligation to the Henryetta Joint Venture. Ranger's interest in the Henryetta Joint Venture derives from Bumgarner. Bumgarner had purchased its interest in the Joint Venture for $2,073,728, represented entirely by a promissory note bearing interest at 6% per annum. Ranger has paid $425,000 against the principal amount of this note, and the balance is now due in full on October 10, 2002. The promissory note requires certain incremental payments to be made before maturity, including the payments that Ranger has already made. The Joint Venture consists of three members in addition to Bumgarner and Inter-Oil & Gas Group. Inter-Oil & Gas Group is the manager of the Joint Venture and owns a 20% after-payout interest in the Joint Venture. Henry Shuls, the owner of Inter-Oil & Gas Group is also a director of Ranger. At the time Bumgarner negotiated to acquire the interest in the Henryetta Joint Venture, there was no affiliation between Mr. Shuls and Bumgarner and the transaction was an arms'-length transaction.

     Ranger intends to use its working capital to make any future payments required to the Henryetta Joint Venture. If the Joshua #1 well is successfully completed, Ranger anticipates that revenues from that well will augment its working capital.

     Future Drilling Obligations. The Joshua #1 well is the first of four exploratory wells the Joint Venture expects to drill on its four leasehold interests. Based on current expectations, the Joint Venture expects to commence drilling of its second well in the third or fourth quarter of 2001, depending on availability of funds.

     After Ranger pays the amounts estimated to be necessary for the completion of the first two wells, it expects to have a balance remaining on the promissory note to the Joint Venture of approximately $1,500,000. The balance remaining on the promissory note is equivalent to the amount estimated for the drilling and completion of the two remaining deeper (7,500 foot) wells. The funds currently available to Ranger will not provide it with sufficient liquidity to meet the obligation for either of the two deeper wells. In order to meet these obligations, Ranger may have to rely in part on anticipated revenues from the first two wells. In addition, Ranger is considering additional debt and equity financing alternatives, but has not completed any negotiations for any additional capital. Ranger cannot offer any assurance that it will be able to obtain any additional capital.

     General and Administrative Obligations. Ranger will also have to fund its interest and general and administrative expenses during the final two quarters of the current fiscal year, which Ranger estimates to be approximately $150,000 in addition to the amounts already spent.

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

Item 5. Other Information.
        ------------------

     None.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits:

          15. Letter from Aidman Piser & Company, P.A. dated August 14, 2001 on Interim Unaudited Financial Information

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



Date: August 14, 2001                       /s/ Charles G. Masters
                                            -----------------------------------
                                                Charles G. Masters,  President,
                                                Principal Executive Officer and
                                                Principal Financial and
                                                Accounting Officer

                                                                      Exhibit 15
                                                                      ----------

                         Independent Accountants' Report
                         -------------------------------

Ranger Industries, Inc. and Subsidiaries
St. Petersburg, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Ranger Industries, Inc. and Subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000 and for the period from inception through June 30, 2001. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.


                                            /s/  Aidman, Piser & Company, P.A.
                                            ----------------------------------
                                                 Aidman, Piser & Company, P.A.


August 14, 2001
Tampa, Florida