Form 10QSB
period 2001-09-30
RANGER INDUSTRIES INC
filed 2001-11-14
CIK 21610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2001, were 15,610,463 shares, $0.01 par value.



                               RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                     PART I. FINANCIAL INFORMATION


                                                ASSETS

                                                                                         Ranger Industries, Inc.
                                                                                              December 31,
                                                                                                  2000
                                                                                             As previously
                                                                                             presented and
                                                 September 30, 2001      December 31,      For Informational
                                                    (Unaudited)              2000            Purposes Only
                                                    ------------         ------------        -------------
Current assets:
  Cash and cash equivalents                         $     20,415         $         85         $ 10,233,478
  Restricted cash and cash equivalents                    56,000
  Prepaid expenses and other current assets               25,625                2,000                2,275
  Refundable income taxes                                   --                   --                 32,755
  Accrued interest receivable                             14,345                 --                   --
                                                    ------------         ------------         ------------
    Total current assets                                 116,385                2,085           10,268,508

Property and equipment                                     8,236                 --                   --

Restricted cash and cash equivalents                   8,500,000                 --                   --
Investment in oil and gas properties                     675,097              161,316                 --
                                                    ------------         ------------         ------------
                                                    $  9,299,718         $    163,401         $ 10,268,508
                                                    ============         ============         ============

                                 LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $    103,871         $       --           $    199,344
  Accrued expenses, related party                           --                 50,000                 --
  Accrued expenses, other                                   --                  3,718                 --
  Syndication fees payable                                  --                149,316                 --
                                                    ------------         ------------         ------------
    Total current liabilities                            103,871              203,034              199,344
                                                    ------------         ------------         ------------

Note payable, bank                                     8,500,000                 --                   --
                                                    ------------         ------------         ------------
Due to affiliates:
  Syndication fee                                        149,316                 --                   --
  Accruals deferred                                       59,646
  Notes                                                   22,000                 --                   --
                                                    ------------         ------------         ------------
                                                         230,962

Minority interest                                         12,000               12,000                 --
                                                    ------------         ------------         ------------

Stockholders' equity:
  Common stock                                           199,986*              14,720*              52,786
  Capital in excess of par                             9,441,859                 --             12,664,062
  Deficit accumulated during development stage          (412,598)             (66,353)          (2,647,684)
  Less treasury stock (4,388,181 shares at cost)      (8,776,362)                --                   --
                                                    ------------         ------------         ------------
                                                         452,885              (51,633)          10,069,164
                                                    ------------         ------------         ------------

                                                    $  9,299,718         $    163,401         $ 10,268,508
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



                                RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                   (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                               Three           Nine
                                               Months          Months       Three and     From Inception
                                               Ended           Ended       Nine Months   (March 18, 1998)
                                           ----------------------------       Ended          through
                                                  Sept. 30, 2001          Sept. 30, 2000  Sept. 30, 2001
                                           ----------------------------   --------------  --------------

Revenues                                   $       --      $       --      $       --      $       --

Operating costs and expenses:
   Administrative                                 4,756          15,280            --            16,913
   Salaries and wages                            31,700          91,945          20,000         141,945
   Stock based compensation                        --              --            14,719          14,719
   Consulting and professional fees              12,525         162,728            --           162,728
                                           ------------    ------------    ------------    ------------
     Total operating expenses                    48,981         269,953          34,719         336,305
                                           ------------    ------------    ------------    ------------

Interest expense, net of interest income         71,896          76,293            --            76,293
                                           ------------    ------------    ------------    ------------
   Loss before income taxes                                     346,246            --           412,598

Income taxes:
   Current                                         --              --              --              --
   Deferred                                        --              --              --              --
                                           ------------    ------------    ------------    ------------

Net loss                                   ($   120,877)   ($   346,246)   ($    34,719)   ($   412,598)
                                           ============    ============    ============    ============

Basic loss per share                       ($       .01)   ($       .02)   ($     34.72)   ($       .08)
                                           ============    ============    ============    ============

Weighted average shares outstanding          15,610,463      15,464,751           1,000       4,971,113
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



                              RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                             Nine Months           From Inception
                                                         Ended September 30,      (March 18, 1998)
                                                    ----------------------------      through
                                                        2001             2000      Sept. 30, 2001
                                                    ------------    ------------   --------------
Cash flows from operating activities:
   Net loss                                         ($   346,245)   ($    34,719)   ($   412,598)
                                                    ------------    ------------    ------------

   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Stock-based compensation                             --            14,719          14,719
       Change in assets and liabilities:
         Prepaid expenses and other assets                11,395            --            31,395
         Accrued interest receivable                     (14,345)           --           (14,345)
         Accounts payable and accrued expenses          (539,220)         20,000        (495,501)
                                                    ------------    ------------    ------------
              Total adjustments                         (542,170)         34,719        (463,732)
                                                    ------------    ------------    ------------
Net cash used in operating activities                   (888,415)           --          (876,330)
                                                    ------------    ------------    ------------

Cash flows from investing activities:
   Acquisition of property and equipment                  (8,236)           --            (8,236)
   Advances to related parties                           (45,471)           --           (45,471)
   Collection of advances                                 45,471            --            45,471
   Acquisition of oil and gas properties                (513,781)           --          (525,781)
   Cash acquired in business combination              10,233,478            --        10,233,478
   Deposits to restricted cash                        (8,556,000)           --        (8,556,000)
                                                    ------------    ------------    ------------
Net cash provided by investing activities              1,155,461            --         1,143,461
                                                    ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from notes payable                         8,500,000            --         8,500,000
   Acquisition of treasury shares                     (8,776,362)           --        (8,776,362)
   Borrowings from affiliate                              31,646            --            31,646
   Repayment of related party debt                        (2,000)           --            (2,000)
                                                    ------------    ------------    ------------
Net cash used in financing activities                   (246,716)           --          (246,716)
                                                    ------------    ------------    ------------

Net increase in cash and cash
   equivalents                                            20,330            --            20,415

Cash and cash equivalents at beginning of period              85            --              --
                                                    ------------    ------------    ------------

Cash and cash equivalents at end of period
   (exclusive of restricted cash of $8,500,000      $     20,415    $       --      $     20,415
                                                    ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid for interest                              $    344,673    $       --      $    344,623
                                                    ============    ============    ============


                     See notes to condensed consolidated financial statements.

                                                4

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Nature of business and basis of presentation (continued):

     Since Bumgarner is considered the acquiror for accounting and financial reporting purposes, the accompanying December 31, 2000 balance sheet has been restated to reflect the financial position of Bumgarner as of that date. The accompanying statements of operations for the nine months ended September 30, 2001 and 2000 include the results of operations and cash flows of Bumgarner for those periods and the results of operations and cash flows of Ranger from the date of acquisition (February 6, 2001) through September 30, 2001. The December 31, 2000 balance sheet of Ranger as previously presented in its December 31, 2000 annual report on Form 10KSB has been presented in the accompanying financial statement for informational purposes only.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Background on Ranger (continued):

     The Plan also provided for the creation of a Product Liability Trust in order to settle certain personal injury claims (including claims arising thereafter) against Ranger. Pursuant to the terms of the Product Liability Trust Agreement, residual funds, if any, would revert to Ranger, as grantor of the trust, upon the earlier of (a) February 28, 2020, or (b) approval by the bankruptcy court of earlier termination of the Product Liability Trust. As of September 30, 2001, the Product Liability Trust continues to process and liquidate certain product liability claims after the Bankruptcy Court's approval of a distribution of the majority of its assets to Ranger as described below.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

2.   Business combinations:

     As discussed on Note 1, on February 6, 2001, Ranger merged with Bumgarner, acquiring 100% of the outstanding shares in exchange for the issuance of 14,200,000 shares of Ranger's stock. As the transaction has been accounted for as a reverse acquisition (recapitalization of Bumgarner), results of operations for Ranger are included in the accompanying financial statements from February 6 through September 30, 2001.

     Assets acquired and liabilities assumed from Ranger are as follows:

          Cash                                           $ 10,233,478
          Other current assets                                  2,275
          Refundable income taxes                              32,755
          Accounts payable and accrued expenses              (641,373)
                                                         ------------
          Net assets acquired                            $  9,627,125
                                                         ============

     As also indicated in Note 1, Bumgarner acquired a 74.415% interest in Joint Venture - Henryetta in October 2000. Consideration for this equity interest was in the form of a $2,073,728 promissory note payable to Henryetta, which bears interest at 6% and is payable in full by October 10, 2002. The Company will forfeit its interest in Henryetta (pro-rata with any unpaid balance) if the note is not paid by the due date or unless the date is extended. Since the note is payable to an entity included in the consolidated financial statements, the note payable, net of a $467,000 principal repayment and related interest, have been eliminated in consolidation.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)


2.   Business combinations (continued):

     Pro-forma results of operations for the nine months ended September 30, 2001 and 2000 as if these combinations had occurred on January 1, 2000 are as follows:

                                         Nine Months Ended Sept. 30,
                                       ------------------------------
                                           2001              2000
                                       -----------      -------------
          Net sales                     $     --         $       --
          Net loss                     ($  785,877)     ($  1,698,986)
          Net loss per share           ($      .05)     ($        .11)
                                       ===========      =============

3.   Oil and gas properties:

     In October 2000, the Company acquired a 74.415% working interest in Joint Venture - Henryetta, ("Henryetta" or "Joint Venture") which was formed as a general partnership under Oklahoma law and owns four leasehold interests in Okfuskee and Coal counties, Oklahoma. The properties at present have no producing oil or gas wells, although the first well is complete and is expected to begin production in the fourth quarter of 2001. The Company expects to drill at least three additional exploratory wells at a total cost of $1,800,000. The Joint Venture automatically terminates, unless renewed, in 2010.

     The Company has begun the development of a second joint venture also in Central Oklahoma. The new properties are known collectively as the OkMac JV. In the aggregate, the OkMac properties are believed to contain oil and gas reserves of the same order of magnitude as those being developed in the Henryetta JV. As with the Henryetta JV, the company's OkMac joint venture partner is InterOil and Gas Group, Inc. InterOil and Gas Group, Inc. is an Oklahoma based oil services company controlled by Mr. Henry Shults, a member of the Ranger Board of Directors. Ranger owns an 80% after payout, working interest in the OkMac JV. Prior to payout, the company receives 100% of the net revenue. (See Note 4 for additional related party transactions).

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)


3.   Oil and gas properties (continued):

     Supplemental information with respect to oil and gas properties is as follows:

     Capitalized costs relating to oil and gas exploration and development activities at September 30, 2001:

     Unproved oil and gas properties                               $151,480
     Proved oil and gas properties                                  543,617
                                                                   --------
                                                                   $695,097
                                                                   ========

     Costs incurred in oil and gas exploration and development activities for the nine months ended September 30, 2001:

     Property acquisition costs:
         Proved                                                    $ 43,200
         Unproved                                                    88,105
     Exploration costs                                                 --
     Development costs                                              402,476
                                                                   --------
                                                                   $533,781
                                                                   ========

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

                                                          Oil            Gas
     Beginning of year and period:                      (MBbls)         (MMcf)
                                                      -----------    -----------
     Proved, developed reserves                              --             --
     Proved, undeveloped reserves                              89            596
                                                      ===========    ===========
       Total beginning of year and period                      89            596
                                                      ===========    ===========

     End of period:
     Proved, developed reserves                                26            401
     Proved, undeveloped reserves                             206           2400
                                                      ===========    ===========
       Total end of period                                    232           2801
                                                      ===========    ===========

     Standardized measure of discounted future net cash flows at September 30, 2001:

         Future cash inflows                                $ 6,726,826
         Future production costs                               (217,500)
         Future development costs                              (284,810)
         Future income tax expenses                          (2,457,900)
                                                            -----------

         Future net cash flows                                3,766,616
           10% annual discount for estimated timing
           of cash flows                                       (790,989)
                                                            -----------

     Standardized measures of discounted future net
       cash flows relating to proved oil and gas
       reserves at beginning and end of period              $ 2,975,627
                                                            ===========

     Ranger share at 74.415% (net after taxes)              $ 2,214,313
                                                            ===========


     As noted in Footnote 1 the carrying values of the oil and gas properties as reflected in the accompanying balance sheet do not reflect the underlying fair values of such properties.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)


4.   Related party transactions:

     Syndication and other fees:

     The Company has agreed to pay one of the partners in the Joint Venture-Henryetta (Inter-Oil & Gas, Inc. - "Interoil") a syndication fee aggregating $149,316 in connection with the Company's investment in Henryetta, which is payable by Interoil to an unrelated third party pro-rata upon satisfaction of the note discussed in Note 2 (October 2002). This amount is recorded as a liability in the accompanying consolidated balance sheet. The OkMac JV has no syndication fee.

     Inter-Oil also manages the joint ventures and is reimbursed for any costs it incurs in that regard. Finally, in addition to the aforementioned fees, that same partner will earn $25,000 as an operating fee in connection with the deep wells to be drilled in Coal County and $12,000 for the shallower wells to be drilled in Okfuskee County.

     Due to/from affiliates:

     The Company had previously loaned an affiliate funds aggregating $41,000. Repayment of this amount with interest at 12%, was received in the third quarter of 2001. Subsequently, the Company received advances from an affiliate during the quarter ended September 30, 2001. Repayment of these advances has been deferred and will bear interest at 8%. Furthermore, the officer of the Company deferred receipt of certain payroll amounts during the third quarter, which are included in accruals due affiliates in the accompanying balance sheet.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2001
                                   (UNAUDITED)


6.   Note payable, bank

     Note payable, bank consists of an $8,500,000 note collateralized by a restricted certificate of deposit and certain cash equivalents. The loan bears interest at 6.4% and matures January 2003.

7.   Income taxes:

     Income taxes consist of the following:

          Deferred tax benefit of operating loss carryforward   $ 140,000
          Increase in valuation allowance                        (140,000)
                                                                ---------
          Income tax expense                                    $    --
                                                                =========

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax loss due to the increase in the valuation allowance.

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of $140,000, reduced by a $140,000 valuation allowance since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized. The operating loss carryfoward of approximately $400,000 will expire in 2015.

ITEM 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

     Currently Ranger's activities are being conducted through the Henryetta Joint Venture, 74.415% of which is owned by Bumgarner, now a wholly-owned subsidiary of Ranger. The Joint Venture is currently drilling one well (the Joshua #1) on the Joint Venture's property in Oklahoma. If this well finds oil and gas in commercial quantities and can be successfully completed for production, the revenues from this well (together with available working capital) will be adequate to continue the required drilling activities. However, if the Joint Venture's drilling and development activities are not successful or are abandoned, the funds currently available to Ranger and Bumgarner will not be sufficient to fund additional drilling activities on either the Henryetta or OkMac properties.

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

     Third Quarter 2001 Compared With Third Quarter 2000
     ---------------------------------------------------

     Results of operations during the third quarter of 2001 are not comparable to those of the third quarter 2000. Expenses for third quarter of 2000 were limited to minimal salary and stock based compensation. Results for 2001 reflect general and administrative expenses sufficient to support the drilling activities which commenced subsequent to the aforementioned merger.

     Unrestricted Cash and Working Capital. As a result of the Merger and the related Tender Offer, Ranger had approximately $650,000 remaining in unrestricted cash. At September 30, 2001, Ranger had approximately $20,000 in cash and cash equivalents. Ranger has used this cash for expenses incurred in completing the Merger and the Tender Offer, and in contributions to the Henryetta Joint Venture for drilling expenses.

     Exploration and development operations. The Company has completed drilling of the Joshua #1 well, the first element in its program to develop the Henryetta JV properties. Because of technical difficulties encountered in the drilling process, the Joshua #1 well was completed only to a depth of 2600 feet. At this level and above, six pay zones were confirmed. Based on data from the well, an independent engineering evaluation report places the aggregate proven, developed and non-developed reserves in these pay zones to be in excess of 2.2 billion cubic feet of natural gas and 143,000 barrels of oil. Production from the Joshua 31 well is expected to begin in the fourth quarter of 2001.

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

     At September 30, 2001, Ranger's working capital (current assets less current liabilities) was approximately $12,000.

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

     Obligation to the Henryetta Joint Venture. Ranger's interest in the Henryetta Joint Venture derives from Bumgarner. Bumgarner had purchased its interest in the Joint Venture for $2,073,728, represented entirely by a promissory note bearing interest at 6% per annum. Ranger has paid $467,000 against the principal amount of this note, and the balance is now due in full on October 10, 2002. The promissory note requires certain incremental payments to be made before maturity, including the payments that Ranger has already made. The Joint Venture consists of three members in addition to Bumgarner and Inter-Oil & Gas Group. Inter-Oil & Gas Group is the manager of the Joint Venture and owns a 20% after-payout interest in the Joint Venture. Henry Shults, the owner of Inter-Oil & Gas Group is also a director of Ranger. At the time Bumgarner negotiated to acquire the interest in the Henryetta Joint Venture, there was no affiliation between Mr. Shults and Bumgarner and the transaction was an arms'-length transaction.

     Ranger intends to use its working capital and to raise additional debt and equity capital to make any future payments required to the Henryetta Joint Venture. If the Joshua #1 well is successfully completed, Ranger anticipates that revenues from that well will augment its working capital.

     Future Drilling Obligations. The Joshua #1 well is the first of four exploratory wells the Henryetta Joint Venture expects to drill on its four leasehold interests. Based on current expectations, the Henryetta Joint Venture now expects to commence drilling of its second well in the first and second quarter of 2002, depending on availability of funds.

     General and Administrative Obligations. Ranger will also have to fund its interest and general and administrative expenses during the final two quarters of the current fiscal year, which Ranger estimates to be approximately $75,000 in addition to the amounts already spent.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

     There are no material pending legal or regulatory proceedings against Ranger, and it is not aware of any that are known to be contemplated.

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

     None.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5. Other Information.
--------------------------

     None.

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits:

          15. Letter from Aidman Piser & Company, P.A. dated November 14, 2001 on Interim Unaudited Financial Information

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



Date: November 14, 2001                      /s/ Charles G. Masters
                                             --------------------------------
                                             Charles G. Masters, President,
                                             Principal Executive Officer and
                                             Principal Financial and Accounting
                                             Officer