Form 10KSB
period 2001-12-31
RANGER INDUSTRIES INC
filed 2002-04-12
CIK 21610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2001

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number              1-5673
                        --------------------------------------------------------

                             RANGER INDUSTRIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Connecticut                                           06-0768904
          -----------                                        ------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


3400 82nd Way North, St. Petersburg, FL                            33710
---------------------------------------                     --------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number                   (727) 381-4904
                           -----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $0.0l par value
--------------------------------------------------------------------------------
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Ranger was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $150,000.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (April 8, 2002) within the past 60 days: $

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (April 8, 2002) 15,610,463 shares

     DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format (check one):  Yes |_|    No |X|

                                     PART I

Item 1.  Business.

     Background. Ranger Industries, Inc., a Connecticut corporation was organized in 1961, as the successor to the Connecticut Leather Company, which was founded in 1932. From 1961 through 1990, Ranger was known as "Coleco Industries, Inc." Our principal executive offices are located at 3400 82nd Way North, St. Petersburg, Florida 33710, and our telephone number is (727) 381-4904.

     In 1988, Ranger, then known as Coleco Industries, Inc., filed a voluntary petition in bankruptcy. In 1990, the bankruptcy court approved Ranger's plan of reorganization (the "Plan"). The Plan became effective as of February 28, 1990, and Ranger emerged from Chapter 11 with $950,000 in cash and no liabilities. Under the Plan, $5.5 million was transferred to a product liability trust, to process and liquidate product liability claims pending or arising after May 15, 1990.

     On May 8, 2000, an order of the United States Bankruptcy Court became final and non-appealable which authorized the trustee of the product liability trust
(i) to obtain insurance covering claims made against the product liability trust, and (ii) after paying $1,156,000 for the insurance premiums, to make a cash distribution to Ranger of all of the remaining funds in the product liability trust other than $600,000 which remained in the product liability trust to pay the administrative expenses of the product liability trust. The net distribution was made in May 2000 and Ranger received $11,002,632.

     Currently Ranger has a wholly-owned subsidiary, Bumgarner Industries, Inc., a Florida corporation which was organized in May, 1998, which Ranger acquired in February 2001 as a result of a merger following a tender offer. Bumgarner acquired a 74.415% interest in the Henryetta Joint Venture (described in more detail below) in October 2000 and as a result Bumgarner is engaged in oil and gas operations through the Henryetta Joint Venture. Bumgarner was not engaged in any business operations before acquiring its interest in the Henryetta Joint Venture. Bumgarner intends to place its emphasis in the oil and gas segment--seeking to acquire interests in non-producing or producing oil or gas properties and participating in drilling operations.

     Ranger is primarily engaged in business operations associated with the Henryetta Joint Venture oil and gas activities through Bumgarner. In December 2001, pursuant to an oral agreement with an affiliate (Inter-Oil & Gas Group, Inc.), Ranger acquired an 80% interest in the OK'ee Mac Joint Venture (also described in more detail in Item 2 below). From time to time Ranger also engages in consulting activities from which its entire 2001 revenue was derived. Although Ranger has considered other business expansion activities, Ranger has not been able to complete any as of the current date. Several business combinations are being considered at this time.

     Tender Offer and Merger. On December 29, 2000, Ranger entered into an Agreement and Plan of Merger and Reorganization with Bumgarner Enterprises, Inc., a Florida corporation ("Bumgarner"). The parties amended this merger agreement on January 23, 2001.

     Pursuant to the merger agreement, Bumgarner commenced a cash tender offer on December 29, 2000 for up to 4,225,000 shares of Ranger's common stock at a price of $2.00 per share (the "Tender Offer"). The Tender Offer was over-subscribed, with 4,601,720 shares having been tendered. Consequently, on February 6, 2001, Bumgarner purchased approximately 91% from each person who tendered shares. Pursuant to agreements between Bumgarner and each of Messrs. Handel and Perlmutter, Bumgarner purchased all of the shares held by them directly or indirectly which were tendered in the Tender Offer but not purchased because of proration, at a price of $2.00 per share. That purchase was made simultaneously with the closing of the Tender Offer. Bumgarner borrowed all of the funds necessary to complete the Tender Offer, and its purchases of shares from Messrs. Handel and Perlmutter, from Guaranty Bank & Trust Company, Denver, Colorado. The loan is in good standing and is secured by approximately $8,500,0000 of restricted certificates of deposit.

     Upon the completion of the Tender Offer, Bumgarner completed the merger under the merger agreement, and each share of Bumgarner stock outstanding was converted into one share of common stock, par value $.01 per share, of Ranger. As a result of, and following the completion of the merger:

     o Charles G. Masters, the principal shareholder of Bumgarner, acquired 11,401,000 shares of Ranger common stock (including 400,000 shares held through a trust of which he is the trustee); and

     o The directors of Ranger resigned and appointed Mr. Masters, Robert Sherman Jent, and Henry C. Shults, Jr., to Ranger's board of directors. (Mr. Shults is the principal owner of Inter-Oil & Gas Group, Inc., the manager and second largest equity owner of the Henryetta Joint Venture.)

The directors of Ranger who resigned were Morton E. Handel, formerly president and chief executive officer of Ranger, Isaac Perlmutter, and Raymond Minella. (Messrs. Handel and Perlmutter owned, directly or indirectly, 500,000 and 1,136,137 shares, respectively, of Ranger's common stock immediately prior to the Tender Offer and the Merger. Mr. Minella did not own any shares of common stock immediately prior to the Tender Offer and the Merger.)

Note on Forward Looking Statements: As noted, the future conduct of Ranger's business is dependent upon a number of factors, and there can be no assurance that it will be able to conduct its operations as contemplated herein. Certain statements contained in this report, such as the lack of adequate financing, the possibility that Ranger pursue a business combination or, if any such business combination is completed that it can be successfully operated, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to: the possibility that Ranger will not be able to complete any business combination on economic terms, if at all; and if a business combination does occur, the possibility that it will not be able to operate the business successfully.

Item 2.  Properties.

     In February 2001, as a result of the Merger, Ranger made a significant acquisition of assets in the oil and gas industry. Bumgarner owns no direct interest in any oil or gas properties at the present time. Bumgarner's only interest is through the 74.415% working interest it purchased in the Henryetta Joint Venture and an 80% working interest in the OK'ee Mac Joint Venture, joint ventures formed by Inter-Oil & Gas Group, Inc. (the "Joint Venture"), described in Item 6 below. (Henry Shults, Jr., the principal owner of Inter-Oil & Gas Group, became a director of Ranger several months after Bumgarner negotiated the terms for the acquisition of its interest in the Henryetta Joint Venture in October 2000).

     Bumgarner does not consider its interest in the OK'ee Mac Joint Venture to be material at the present time. The OK'ee Mac Joint Venture has expended approximately $45,000 in geological analysis, title research, and initial acquisition of five leases for undeveloped oil and gas properties (constituting approximately 170 acres at December 31, 2001). This has been OK'ee Mac's only activities. Bumgarner is responsible for 100% of all costs of the OK'ee Mac Joint Venture, including the drilling of wells, and will receive 100% of any net revenues prior to payout. After payout, Ranger owns 80% of the OK'ee Mac Joint Venture. The remaining 20% of the OK'ee Mac Joint Venture is owned by Inter-Oil & Gas Group. Although Ranger has an obligation to pay 100% of all expenses associated with the OK'ee Mac Joint Venture, the OK'ee Mac Joint Venture has no authority to incur any expenditure not approved by Ranger. Ranger does not intend to cause the OK'ee Mac Joint Venture to incur any expenditure until such time as Ranger has sufficient financing available. It should be noted that there is no documentation describing Ranger's interest (through Bumgarner) in the OK'ee Mac Joint Venture. This is currently an oral agreement between the parties which will be documented in the future.

     Bumgarner is responsible for approximately 93% of all costs of the Henryetta Joint Venture, including the drilling of wells, and will receive 93% of any net revenues until it receives a return of its investment (the "Payout"); after the Payout, Bumgarner's interest will be reduced to 74.415%. Bumgarner purchased its interest in the Henryetta Joint Venture in October 2000 in exchange for $2,073,728, represented by a promissory note bearing interest at 6% per annum, which is now due in full on October 10, 2002. To date Bumgarner has paid $512,000 to the Henryetta Joint Venture against the principal and accrued interest on this note and the Henryetta Joint Venture has confirmed that Bumgarner's obligations have been completed satisfactorily to date.

     There are three members of the Henryetta Joint Venture in addition to Bumgarner and Inter-Oil & Gas Group, which is the manager of the Henryetta Joint Venture and owns a 20% after-payout interest in the Joint Venture. Inter-Oil & Gas Group is an affiliate of Ranger by reason of Henry C. Shults, Jr. serving as a director of Ranger and serving as the president of Inter-Oil & Gas Group. The other members of the Henryetta Joint Venture are not directly or indirectly affiliated with Mr. Shults, Bumgarner, or Ranger.

     The Henryetta Joint Venture commenced drilling of the Joshua #1 well on Lease B in the first quarter of 2001. Despite its efforts, the Joint Venture has not yet realized production from the Joshua #1 well. We believe that the drilling company improperly completed the cement casing of the Joshua #1 well. While we believe that the drilling company is responsible for the defective casing, the drilling company is no longer in business and recoverability for damages against the drilling company are unlikely. Consequently we have written off $156,000 of costs of Joshua #1 that we've determined not to be recoverable. There are considerable reserves assigned to the area around Joshua #1 and when we have adequate funding of approximately $150,000, we intend to commence drilling a new well adjacent to Joshua #1.

     At the present time, in part because of the failure of Joshua #1 and the obligation to meet its general and administrative obligations as well as expenses incurred in connection with attempting to complete certain business combinations, Ranger does not have sufficient funds available to meet its obligations to the Joint Venture. The Joint Venture is dependent on Ranger's ability to satisfy its promissory note obligations to commence any additional drilling. Ranger will need to obtain a significant amount of additional debt or equity funds to pay the balance of the promissory note, or will need to obtain an extension of the promissory note. Ranger cannot assure any person that it will be able to obtain sufficient funds or an extension, and in that event, Ranger may lose a pro-rata portion of its interest in the Joint Venture if it fails to pay the promissory note timely or if it otherwise fails to participate in the remaining, un-drilled wells.

     Lease Descriptions. All of the interests held by the Henryetta Joint Venture are in undeveloped acreage in Coal and Okfuskee counties, in south central and central Oklahoma, respectively. This prospect consists of four leases from private landowners. The following table summarizes the Henryetta Joint Venture's interest in its four leases.


-------------------------------------------------------------------------------------------------------------------
Land Description                                                Gross Acres     Net Acres (2)      Net Acres (3)
                                                                (1)             (to the Joint      (to Bumgarner)
                                                                                Venture)
-------------------------------------------------------------------------------------------------------------------
Lease A                                        private          80              80                 59.532
SW1/4SW1/4ss.14, T10N, R12E                    landowner

------------------------------------------------------------------------------------------------------------------
Lease B                                        private          480             432                321.47
SW1/4SW1/4ss.28, SE1/4ss.29,                   landowner
NW1/4NE1/4ss.32, E1/2NE1/4ss.32,
NW1/4ss.33, all in T11N, R11E
Okfuskee County
------------------------------------------------------------------------------------------------------------------
Lease C                                        private          520             376.898            210.22
SE1/4NE1/4ss.11,                               landowner
N1/2and N1/2S1/2ss.12,
all in T3N, R8E
Coal County
-------------------------------------------------------------------------------------------------------------------
Lease D                                        private          440             320                238.1
NE1/4SW1/4and W1/2W1/2ss.5,                    landowner
NE1/4SE1/4and S1/2SE1/4ss.6,
NE1/4ss.7, and NW1/4NW1/4ss.8,
all in T3N, R9E
Coal county
NE1/4ss.19, T10N, R13Ess.19, T10N, R13E
-------------------------------------------------------------------------------------------------------------------

-------------
(1) A "gross acre" is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

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

     Through Henry Shults, the Henryetta Joint Venture is actively negotiating with landowners to acquire the remaining property interests in the other three lease areas with hopes of acquiring those interests.

     As of March 31, 2001, the OK'ee Mac Joint Venture owns interests in five leases including 170 undeveloped acres in Okmulgee, McIntosh, and Okfuskee counties, Oklahoma. Because these leases are undeveloped without reserves attributable to them, Bumgarner does not consider its interest in them to be material at the present time.

     Oklahoma has a procedure called "forced pooling" by which an oil and gas operator can apply to the Oklahoma Corporation Commission to force other landowners to pool their mineral interests with the interests of that operator. If either joint venture is not able to lease the remaining working interests on reasonable terms, it intends to apply to force pool the remaining working interests on terms similar to the leases which it has obtained from the other property owners, including royalty interest no greater than 20%.

     In addition to the oil and gas properties under lease to the Henryetta Joint Venture and the OK'ee Mac Joint Venture described above, Ranger currently has the use of office space in St. Petersburg, Florida in facilities provided by Charles G. Masters, its President. Ranger and Bumgarner occupy space provided by Mr. Masters at nominal cost.

Item 3.  Legal Proceedings.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

     Ranger's common stock is traded over the counter and quotes have been reported by the OTC Bulletin Board since February 2, 1997. The table set forth below reports the high and low closing bid/asked quotations as compiled by IDD Information Services for each calendar quarter in the last two complete fiscal years, and for the first quarter of the current fiscal year, through the date indicated. The quotations reflect interdealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                High/Asked        Low/Bid
                                                ----------        -------

         2000 - 1st Quarter                        $2.00           $1.125
         2000 - 2nd Quarter                     $1.65625          $1.1875
         2000 - 3rd Quarter                       $1.625         $1.40625
         2000 - 4th Quarter                     $2.00(1)          $1.3125

         2001 - 1st Quarter                        $1.95            $0.38
         2001 - 2nd Quarter                        $0.40            $0.30
         2001 - 3rd Quarter                        $0.45            $0.15
         2001 - 4th Quarter                        $0.20            $0.15

         2002 - 1st Quarter

         (through April 8, 2002)                   $0.15            $0.15

------------

     The number of registered holders of Ranger's common stock as of April 8, 2002, was approximately 900.

     Ranger has not paid any cash dividends on its stock since 1974 and has no expectation of doing so in the foreseeable future.

     Recent Sales of Unregistered Securities. On February 6, 2001, pursuant the Merger Agreement, (i) BEI merged with and into Bumgarner, and (ii) each share of Bumgarner common stock, par value $.001 per share, was converted into one share of Ranger's common stock, par value $.01 per share. As a result of the Merger, Ranger issued to the shareholders of Bumgarner a total of 14,720,000 shares of common stock of Ranger in exchange for 100% of the outstanding shares of common stock of Bumgarner.

     In connection with these transactions, Ranger relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with Item 1 above, and the Financial Statements, including the Notes thereto. Ranger has had no revenues from operations in either of its two most recent fiscal years. Consequently Ranger is providing a Plan of Operations as required by Item 303(a) of Regulation S-B in lieu of a Management's Discussion and Analysis.

Plan of Operations
------------------

     Background. Prior to its acquisition of Bumgarner through the Merger in February 2001, Ranger did not have any business activity. At the time of the Merger, Ranger's financial resources were solely its cash on hand.

     Ranger's business activities changed in February 2001 when it acquired Bumgarner in the Merger. Bumgarner had acquired a 74.415% interest in the Henryetta Joint Venture. As discussed above, the Henryetta Joint Venture is engaged in oil and gas operations in Oklahoma. The merger is accounted for as a reverse acquisition and operations in the financial statements reflect those of Bumgarner, the accounting acquirer.

     Operations in 2001. As a result of the completion of the merger, Ranger's business activities increased dramatically during the fiscal year that ended December 31, 2001. As a result, Ranger realized a substantial negative cash flow and net loss during its last fiscal year, and Ranger expects that the negative cash flow and losses will continue until such time, if ever, Bumgarner is able to complete one or more oil and gas wells capable of flowing a sufficient amount of oil or gas to provide positive cash flow for Ranger. In addition to its primary business activities, Ranger has engaged in consulting activities that resulted in revenues of $150,000 in 2001.

     Specifically during 2001, Ranger paid approximately $443,000 in connection with oil and gas lease acquisition and the development of the Joshua #1 well. In addition, we funded $156,000 in drilling costs which were not recoverable and used the balance of available funds for payment of administrative obligations. Fortunately, the drilling of the Joshua #1 well was on a "turn-key" basis with the result that the Henryetta Joint Venture's liability was limited. Unfortunately, while the drilling and completion of the well proved new reserves, it was not brought into production because of continuing technical problems. Ranger now anticipates that a new well will need to be drilled adjacent to the existing site in order to produce oil and gas.

     Also during 2001 Ranger incurred general and administrative expenses of approximately $375,000, as compared to expenses of $66,000 incurred during 2000. These expenses increased substantially during 2001 because of Ranger's costs associated with the tender offer, the merger (only Bumgarner costs and exclusive of Ranger pre-acquisition merger costs), the transfer of its operations to Ranger's Florida office, and the increased level of its operations, including twelve months salary in 2001 compared to five months in 2000.

     In addition, during 2001, Ranger explored several additional business combinations, and in one circumstance performed a significant amount of due diligence and devoted legal and accounting resources at a total cost of approximately $30,000. Ranger has not yet been able to complete any of these business combinations and expensed the costs incurred.

     Operations in 2000 of the accounting acquirer. Operations commenced August 1, 2000. Operating expenses consisted of payroll for the five months of operations at $10,000 per month (incurred but not paid), stock-based compensation of $14,719 in connection with services rendered by the President and legal counsel and minor administrative expenses.

     Anticipated Operations in 2002. Ranger's principal goal during 2002 is to meet its obligations to the Henryetta Joint Venture, and to provide the Joint Venture with sufficient capital so that it can achieve its drilling objectives. At December 31, 2001, however, Ranger has no available working capital to accomplish these objectives, as described in the following table:

       ----------------------------------------------------------------
       Current Assets                                      $  165,853
       ----------------------------------------------------------------
       Restricted Cash                                     $8,500,000
       ----------------------------------------------------------------
       Current Liabilities                                 $  177,325
       ----------------------------------------------------------------
       Working Capital Deficit                            ($    1,472)
       ----------------------------------------------------------------

     These funds are not sufficient to finance Ranger's obligations to the Henryetta Joint Venture. In addition, Ranger's obligation to Guaranty Bank & Trust Company of $8,500,000 becomes due on January 29, 2003. Ranger does have sufficient restricted cash pledged to repay the amount due to Guaranty Bank, but would prefer to find other sources to repay Guaranty Bank so that Ranger can use the restricted cash for its operations.

     The Company has generated losses since inception and has not yet generated revenues from its primary business activities and, therefore has expended a substantial portion of its liquid assets in 2001. Currently management can control expenses and has drastically curtailed expenditures and drilling activities until such time as funding can be obtained. The Company believes it has adequate resources to fund administrative costs at these reduced levels at least through 2002.

     Management is aggressively pursuing several merger opportunities to produce the cash required to undertake the drilling necessary to produce oil and gas from the proved reserves reflected in the geological surveys. (The report of findings reflects the present value of the net future cash flows of approximately $5,400,000 from these proved oil and gas properties.) In addition, management is actively involved in several business consulting opportunities, which are expected to yield revenues sufficient to support an increased level of operating costs in 2002. Although management believes it will be successful, there can be no assurances that the Company will be achieve its objectives in these merger and consulting endeavors.

     A promissory note exists within the consolidated group and funds transferred in payment of that obligation are used to fund the oil and gas investment. Should the Company's efforts relating to merger and consulting endeavors be unsuccessful, management expects to obtain extensions of the maturity of the promissory note to the Henryetta Joint Venture and has received an oral commitment in that regard.

     Ranger (including its wholly-owned subsidiary, Bumgarner) has no current plans to hire additional employees, and its only capital commitments are to complete its obligations under the promissory note to the Henryetta Joint Venture which will provide the funds to the Joint Venture necessary for its anticipated drilling operations.

Item 7.  Financial Statements.

     See the "Index to Financial Statements and Schedules," which appears on page F - 1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     PricewaterhouseCoopers, LLP ("PWC") was the independent accounting firm for Ranger for the fiscal years ended December 31, 1999 and 2000. PWC audited Ranger's financial statements for the fiscal years ended December 31, 1999 and 2000. PWC's reports for these fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     On April 11, 2001, Ranger engaged Aidman, Piser & Company, P.A. ("AP") to act as its independent accounting firm. As a result, PWC was not retained. Prior to this date, AP consulted with Bumgarner in connection with the completion of the tender offer and merger completed with Ranger on February 6, 2001 (previously reported on Form 8-K). AP audited the financial statements for Bumgarner for the year ended December 31, 2000. Bumgarner is Ranger's wholly-owned subsidiary.

     Prior to AP becoming the independent accountants for Ranger and except to the extent described above with respect to Bumgarner, neither Ranger nor anyone on its behalf consulted with AP regarding the application of accounting principles to a specific or contemplated transaction. Neither Ranger nor anyone on its behalf consulted with AP regarding the type of audit opinion that might be rendered on Ranger's financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-B.

     The decision to change accountants was recommended and approved by Ranger's board of directors. During the period from January 1, 1998 to December 31, 2000, and through the date of this report, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on Ranger's financial statements as described on Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

     PWC provided its response letter addressed to the United States Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-B (filed with Ranger's Form 8-K reporting an event of April 11, 2002) in which PWC stated that it agreed with the statements made by Ranger in that Form 8-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Directors and Executive Officers. The following table sets forth the names, ages and business backgrounds of Ranger's executive officers and directors, together with all positions and offices held with Ranger by such executive officers and directors:



                                                               Present Principal Occupation or
                                                              Employment and Material Positions
  Name, Office, Start Date                  Age                 Held during the Past Five Years
  ------------------------                  ---                 -------------------------------

Charles G. Masters                           62       Mr. Masters is the founder of Bumgarner and has
   Director, President, Treasurer,                    served as its president and sole director since
   Chief Executive Officer,                           March 1998.  Since 1973, Mr. Masters has also served
   February 6, 2001                                   as the president of DataCash Systems, Inc., a
                                                      privately owned consulting company specializing in
                                                      business and corporate development, and since 1974,
                                                      Mr. Masters has served as president of MicroBeam
                                                      Corporation, a privately owned computer software and
                                                      consulting company.  Mr. Masters received a B.S.E.E.
                                                      ('61) from Duke University, a M.S.E.E. ('64) from
                                                      the University of Pittsburgh and a M.S.M.S. ('66)
                                                      from Johns Hopkins University.

Robert Sherman Jent                          49       Mr. Jent has been self-employed as an investment
   Director, Secretary,                               banking consultant since March 2000.  He was
   February 6, 2001                                   employed by Westport Resources Investment Services,
                                                      Inc. as an investment banking and securities
                                                      brokerage manager from July 1999 through March
                                                      2000.  He was employed as an investment banking and
                                                      securities brokerage manager by Nutmeg Securities,
                                                      Ltd. from October 1995 through July 1999.

Henry C. Shults, Jr.                         54       Mr. Shults has served as the president of Inter-Oil
   Director, February 6, 2001                         & Gas Group, Inc., an oil and gas exploration and
                                                      development company, since 1985.


     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Ranger's officers and directors, and persons who own more than ten percent of a registered class of Ranger's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation of the Securities and Exchange Commission to furnish Ranger with copies of all
Section 16(a) forms they file.

     Based solely on its review of Forms 3, 4 and 5 available to it and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, Ranger believes that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2001 except for Henry Shults who failed to file a Form 4 reporting transactions that took place in June and September 2001. He filed these Forms in April 2002.

Item 10.  Executive Compensation.

     In the fiscal years ended December 31, 2001, 2000 and 1999, executive officers of Ranger who received any salary or other compensation from Ranger was as follows:



                                               Summary Compensation Table

                                        Fiscal Year
Name and Positions                  Ended December 31,                 Salary                        Bonus
------------------                  ------------------                 ------                        -----

Charles G. Masters,                       2001(1)                     $120,000                         -
President and Chief                       2000                    Not applicable               Not applicable
Executive Officer                         1999                    Not applicable               Not applicable

Morton E. Handel,                         2001(3)
President and Chief                       2000                         $82,937(2)              $1,650,395(2)
Executive Officer                         1999                          32,000(2)

--------------

(1) Mr. Masters became president and chief executive officer on February 6, 2001.

(2)  See Notes 1 and 2 of the Financial Statements.

(3) Mr. Handel retired his positions as an executive officer and director on February 6, 2001.


     Employment Agreement with Mr. Handel. On August 4, 1998, Ranger entered into a five-year employment agreement with Mr. Handel, whereby Mr. Handel served as Ranger's Chief Executive Officer and President until February 6, 2001. Mr. Handel served without any compensation from July 29, 1997 to August 4, 1998. Under his employment agreement, Mr. Handel received as base compensation, in lieu of cash, 500,000 shares of Ranger's common stock, one-fifth of which was immediately vested and non-forfeitable as of the date of the employment agreement. Mr. Handel then vested in an additional 20% of the shares each year. The estimated market value of the stock award was $160,000 or $.32 per share at the date of the award. In May 2000, Ranger received a distribution of substantially all of the remaining funds in a product liability trust which had been established to process and liquidate product liability claims pending or arising after May 15, 1990. In accordance with his employment agreement, this distribution caused Mr. Handel to become immediately vested in any remaining unvested shares and to receive a bonus in the amount of $1,650,395. Mr. Handel's employment agreement with Ranger has expired and Mr. Handel resigned as an executive officer in February 2001. See Notes 1 and 2 in the Financial Statements included in Item 7 above.

     Consulting Agreement with Mr. Handel. On December 29, 2000, Ranger entered into a consulting agreement with Mr. Handel providing for Mr. Handel's service as a consultant to Ranger for a period of one year commencing upon the consummation of the Merger and the Tender Offer. The consulting agreement between Mr. Handel and Ranger expired in December 2001 and is further described in Item 12 below.

     No Employment Agreement with Mr. Masters. Ranger has not entered into an employment agreement with Mr. Masters, but has agreed to compensate Mr. Masters at the rate of $120,000 per year, auto, insurance and other normal benefits. Ranger has not paid a bonus or any additional compensation to Mr. Masters. Mr. Masters has deferred receipt of portions of his compensation in efforts to improve the Company's cash flow.

     Compensation of Directors. During the last fiscal year, each director of Ranger who is not an employee of Ranger is paid an attendance fee of $500 for each regular or special meeting of the board of directors of Ranger which he attended, in person or by telephone.

     In addition, Ranger has paid consulting fees Mr. Shults for services they have performed for Ranger which are in addition to their services as a director.

     Ranger, through the Henryetta Joint Venture, paid Mr. Shults and his company, Inter-Oil & Gas Group, Inc., a total of $267,143, including reimbursement of third-party expenses.

     Ranger, through the oral arrangement that established the OK'ee Mac Joint Venture, may also pay certain administrative fees to Mr. Shults and his company. Through December 31, 2001, no fees had been paid.

     Ranger has not paid its directors any additional cash, debt, or equity compensation except as set forth in the preceding paragraphs.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table provides information as to the beneficial ownership of Ranger's common stock as of March 15, 2002 by (i) each person or group known by Ranger to be the beneficial owner of more than 5% of its common stock, (ii) each nominee and current director of Ranger, (iii) the Named Executive Officer, Morton E. Handel, and (iv) all of Ranger's current directors and executive officers as a group. The persons named in the table have sole voting and dispositive powers with respect to all shares of common stock unless otherwise stated in the notes following the table.


 Name of Beneficial Owner,                        Amount and Nature of       Percentage
  Including Addresses of                          Beneficial Ownership       of Common
  Owners of More than 5%                            of Common Stock           Stock (1)
  ----------------------                            ---------------           ---------

George Ruppell
Modern Tool & Die Corp.
5201 102nd Avenue
North Pinellas Park, FL 33780                          1,000,000                   6%

Robert Sherman Jent, Director, Secretary                       0                   *

Charles G. Masters, Director, President,
Treasurer, Chief Executive Officer
Ranger Industries, Inc.
3400 82nd Way North
St. Petersburg, FL 33710                              11,401,000(2)               73%

Henry C. Shults, Jr., Director                                 0                   *

Morton E. Handel                                               0                   *
All directors and officers
 as a group (3 persons) (3)                            11,401,000(2)               73%

-------------

*      Less than 1%.

(1) All percentages have been determined using the number of shares of the common stock of Ranger outstanding as of April 8, 2002, i.e., 15,610,463 shares of common stock. This total does not include 4,388,181 shares of common stock which, although issued, are held by Ranger's wholly-owned subsidiary, Bumgarner.

(2) Includes 400,000 shares of common stock held in the name of the Charles G. Masters Trust Fund for which Charles G. Masters serves as Trustee.

(3)  Excludes the Named Executive Officer.

Item 12.  Certain Relationships and Related Transactions.

     Upon the consummation of the Tender Offer and the Merger on February 6, 2001, the employment agreement between Ranger and Morton E. Handel, Ranger's chief executive officer, was terminated. On December 29, 2000, concurrent with the execution of the Merger Agreement, Mr. Handel entered into a consulting agreement with Ranger. Pursuant to the consulting agreement, Mr. Handel provided consulting services to Ranger relating to its operations and the transition of ownership for a period of one year after the consummation of the Tender Offer and the Merger. Mr. Handel was paid a one-time consulting fee of $100,000 under the consulting agreement immediately upon the consummation of the Tender Offer and the Merger. The consulting agreement expired in December 2001 and Mr. Handel no longer provides services to Ranger.

     Ranger and S&H Consulting, Ltd., a business of which Mr. Handel is a principal shareholder, entered into a consulting agreement dated May 20, 2000. Pursuant to the consulting agreement, S&H Consulting, Ltd. received approximately $79,000, which is 10% of the difference between the value of the consideration received by Ranger or its shareholders and the net asset value of Ranger, immediately prior to the Tender Offer and the Merger. Concurrent with the execution of the Merger Agreement, the consulting agreement dated May 20, 2000 between Ranger and S&H Consulting, Ltd. was amended and restated (the "S&H Consulting Agreement"). Under the S&H Consulting Agreement, S&H Consulting, Ltd. provides financial advisory and transition services to Ranger for a period of one year after the consummation of the Tender Offer and the Merger for a fee of $48,000, which was the amount of the annual consulting fee payable to S&H Consulting, Ltd. under the S&H Consulting Agreement prior to its amendment and restatement. The consulting agreement with S&H Consulting expired in May 2001 and the company no longer provides services to Ranger.

     In addition, concurrent with the execution of the Merger Agreement, on December 29, 2000 Bumgarner entered into the Agreement to Purchase Shares with each of Messrs. Handel and Perlmutter, then directors of Ranger, pursuant to which Bumgarner agreed to purchase all shares held, directly or indirectly, by Messrs. Handel and Perlmutter, or their assigns, tendered in the Tender Offer but not purchased because of proration, at a price of $2.00 per share.

     Ranger retained Mr. Jent as a consultant in connection with reviewing and performing due diligence for certain business opportunities that Ranger was investigating, as described above in "Executive Compensation-Compensation of Directors."

     In addition, the relationship between Ranger and the Henryetta Joint Venture was established at a time when Mr. Shults was unaffiliated. However, Mr. Shults is now a director of Ranger and, as a result, it can be considered a related party transaction. During the period that Mr. Shults has been a director, the Joint Venture has commenced drilling the Joshua #1 well, and Ranger has paid the Mr. Shults or Interoil and Gas Group, Inc. approximately $267,000. Ranger may have discussions with Mr. Shults and his company, Inter-Oil & Gas Group, Inc., with respect to extending the payment date of the promissory note that is now due in October 2002, although there can be no assurance that Mr. Shults will agree to extend the payment terms if requested.

     Bumgarner first reviewed the OK'ee Mac Joint Venture before Mr. Shults became an affiliate, but Bumgarner elected to defer participation in the opportunity at that time. In December 2001 (at which time Mr. Shults was an affiliate), Ranger, through Bumgarner, elected to initiate participation in the OK'ee Mac Joint Venture. Because of the small expenditures required to date (approximately $45,000) and the lack of any binding financial obligation, Ranger does not consider its participation in the OK'ee Mac Joint Venture to be material at the present time.

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

      Exhibit No.    Description
      -----------    -----------

         2.1 Agreement and Plan of Merger and Reorganization, dated as of December 29, 2000, by and among Bumgarner, Ranger and BEI, incorporated herein by reference to Exhibit 99(d)(1) to the Schedule TO of Bumgarner filed on December 29, 2000.

         2.2 Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 23, 2001, by and among Bumgarner, Ranger and BEI, incorporated herein by reference to Exhibit 99(d)(8) to the Schedule TO/A of Bumgarner filed on January 24, 2001.

         3.1 Amended and Restated Certificate of Incorporation of Ranger, incorporated herein by reference to Ranger's Annual Report on Form 10-K for the year ended December 31, 1989, SEC File No. 1-5673.

         3.2 Amended and Restated By-laws of Ranger, incorporated herein by reference to Ranger's Annual Report on Form 10-KSB for the year ended December 31, 1994, SEC File No. 1-5673.

         10.1 Consulting Agreement, dated December 29, 2000, by and between Ranger and Morton E. Handel, incorporated herein by reference to Exhibit 99(d)(3) to the Schedule TO of Bumgarner filed on December 29, 2000.

         10.2 Amended and Restated Consulting Agreement, dated December 29, 2000, by and between Ranger and S&H Consulting Ltd., incorporated herein by reference to Exhibit 99(d)(4) to the Schedule TO of Bumgarner filed on December 29, 2000.

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

         21*      List of subsidiaries.


           Name of Entity                     Jurisdiction of Incorporation
           --------------                     -----------------------------

      Bumgarner Enterprises, Inc.                      Florida


     (b) Reports on Form 8-K. In the last quarter of the year covered by this report, Ranger filed no Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ranger has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Ranger Industries, Inc.



April 11, 2002                           /s/  Charles G. Masters
                                         ---------------------------------------
                                         Charles G. Masters
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ranger and in the capacities and on the dates indicated.

April 11, 2002                           /s/  Charles G. Masters
                                         ---------------------------------------
                                         Charles G. Masters
                                         President, Chief Executive Officer,
                                         Director and Acting Chief Financial and
                                         Accounting Officer (principal
                                         executive, financial and accounting
                                         officer)

April 11, 2002                           /s/  Robert Sherman Jent
                                         ---------------------------------------
                                         Robert Sherman Jent
                                         Director


April 11, 2002                           /s/  Henry C. Shults, Jr.
                                         ---------------------------------------
                                         Henry C. Shults, Jr.
                                         Director

                          Independent Auditors' Report
                          ----------------------------


Board of Directors
Ranger Industries, Inc. and Subsidiaries
St. Petersburg, Florida

We have audited the accompanying consolidated balance sheet of Ranger Industries, Inc. and Subsidiaries (the "Company"), as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and other comprehensive income and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ranger Industries, Inc. and Subsidiaries, as of December 31, 2001, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.



                                              /s/ Aidman, Piser & Company, P.A.

April 2, 2002
Tampa, Florida

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    December 31,
                                                                        2001
                                                                    ------------

Current assets:
  Cash and cash equivalents                                         $   101,234
  Marketable equity securities                                           22,200
  Prepaid expenses and other current assets                              25,000
  Accrued interest receivable                                            17,419
                                                                    -----------
    Total current assets                                                165,853

Property and equipment, net of accumulated depreciation
  of $1,647                                                               6,589
Restricted certificate of deposit                                     8,500,000
Investment in oil and gas properties                                    555,115
                                                                    -----------
                                                                    $ 9,227,557
                                                                    ===========

                       LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   154,417
  Due to related parties                                                  9,886
  Accrued expenses, other                                                 3,022
                                                                    -----------
    Total current liabilities                                           167,325
                                                                    -----------

Other liabilities                                                       100,000
                                                                    -----------
Note payable, bank                                                    8,500,000
                                                                    -----------
Due to related parties                                                  198,449
                                                                    -----------

Minority interest                                                          --
                                                                    -----------

Stockholders' equity:
  Common stock                                                          199,986
  Capital in excess of par                                            9,487,981
  Deficit accumulated during development stage                         (659,522)
  Less treasury stock (4,388,181 shares at cost)                     (8,776,362)
  Other comprehensive income                                              9,700
                                                                    -----------
                                                                        261,783
                                                                    -----------

                                                                    -----------
                                                                    $ 9,227,557
                                                                    ===========


(*) $.01 par value 20,000,000 shares authorized; 19,998,644 shares issued, 15,610,463 shares outstanding





                See notes to consolidated financial statements.


                                      RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                      From Inception
                                                                                                      (March 18, 1998)
                                                                  Years Ended December 31,                through
                                                            ----------------------------------          December 31,
                                                               2001                   2000                  2001
                                                            ------------          ------------          ------------

Consulting income                                           $    150,000          $       --            $    150,000
                                                            ------------          ------------          ------------

Operating costs and expenses:
   Loss on investment in oil and gas activities                  156,130                  --                 156,130
   Administrative                                                 75,151                 1,634                76,785
   Salaries and wages                                            120,000                50,000               170,000
   Stock based compensation                                        5,200                14,719                19,919
   Consulting and professional fees                              180,463                  --                 180,463
                                                            ------------          ------------          ------------
     Total operating expenses                                    536,944                66,353               603,297
                                                            ------------          ------------          ------------

Other income (expense):
   Interest income                                               353,474                  --                 353,474
   Interest expense                                             (486,515)                 --                (486,515)
   Other income                                                    2,711                  --                   2,711
   Other expense                                                 (87,895)                 --                 (87,895)
                                                            ------------          ------------          ------------
                                                                (218,225)                 --                (218,225)
                                                            ------------          ------------          ------------

   Loss before income taxes and minority interest               (605,169)              (66,353)             (671,522)

Income taxes                                                        --                    --                    --

Minority interest in loss of joint venture                        12,000                  --                  12,000
                                                            ------------          ------------          ------------

Net loss                                                    ($   593,169)         ($    66,353)         ($   659,522)
                                                            ============          ============          ============

Basic net loss per share (pro-forma for 2000)               ($       .04)         ($       .03)         ($       .13)
                                                            ============          ============          ============

Weighted average shares outstanding                           15,515,318             2,460,888             4,963,621
                                                            ============          ============          ============

                                    See notes to consolidated financial statements.



                                             RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   AND OTHER COMPREHENSIVE INCOME
                                    FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


                                                                                           Accumulated     Total
                                                                                              Other        Compre-
                            Common Stock         Additional                                  Compre-       hensive
                      -----------------------     Paid-In      Accumulated     Treasury      hensive       Income
                        Shares       Amount       Capital        Deficit         Stock        Income       (Loss)          Total
                      -----------   ---------   -----------    -----------    -----------    ---------   -----------    -----------

Issuance of stock
 in 1998                    1,000   $       1   $      --      $      --      $      --      $    --     $      --      $         1
                      -----------   ---------   -----------    -----------    -----------    ---------   -----------    -----------

Balances,
 January 1, 2000            1,000           1          --             --             --           --            --                1

Stock-based
 compensation          14,719,000      14,719          --             --             --           --            --           14,719

Net loss                     --          --            --          (66,353)          --           --         (66,353)       (66,353)
                      -----------   ---------   -----------    -----------    -----------    ---------   -----------    -----------

Balances,
 December 31, 2000     14,720,000      14,720          --          (66,353)          --           --     ($   66,353)       (51,633)
                                                                                                         ===========

Reverse merger and
 reorganization         5,278,644      52,876     9,615,261           --       (8,776,362)        --            --          891,685

Change in par value          --       132,480      (132,480)          --             --           --            --             --

Stock-based
 compensation                --          --           5,200           --             --           --            --            5,200

Net loss                     --          --            --         (593,169)          --           --        (593,169)      (593,169)


Unrealized gain
 on marketable
 equity securities           --          --            --             --             --          9,700         9,700           --
                      -----------   ---------   -----------    -----------    -----------    ---------   -----------    -----------

Balances,
 December 31, 2001     19,998,644   $ 199,986   $ 9,487,981    ($  659,522)   ($8,776,362)   $   9,700   ($  583,469)   $   261,783
                      ===========   =========   ===========    ===========    ===========    =========   ===========    ===========



                                         See notes to consolidated financial  statements.




                                          RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                              (A DEVELOPMENT STAGE ENTERPRISE)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        From Inception
                                                                                                       (March 18, 1998)
                                                                   Years Ended December 31,                 through
                                                             ----------------------------------           December 31,
                                                                  2001                 2000                   2001
                                                             -------------         ------------           -----------
Cash flows from operating activities:
   Net loss                                                  ($   593,169)         ($    66,353)         ($   659,522)
   Adjustments to reconcile net loss to net cash
     flows from operating activities:
       Stock-based compensation                                     5,200                14,719                19,919
       Depreciation                                                 1,647                  --                   1,647
       Minority interest in loss of joint venture                 (12,000)                 --                 (12,000)
       Change in assets and liabilities:
         Prepaid expenses and other assets                         12,020                (2,000)               10,020
         Accrued interest receivable                               23,503                  --                  23,503
         Accounts payable and accrued expenses                   (477,152)               51,618              (425,534)
                                                             ------------          ------------          ------------
Net cash flows from operating activities                       (1,039,951)               (2,016)           (1,041,967)
                                                             ------------          ------------          ------------

Cash flows from investing activities:
   Acquisition of property and equipment                           (8,236)                 --                  (8,236)
   Acquisition of oil and gas properties                         (443,115)                 --                (443,115)
   Cash acquired in business combination                       10,233,478                  --              10,233,478
   Purchase of restricted certificate of deposit               (8,500,000)                 --              (8,500,000)
   Acquisition of marketable equity securities                    (12,500)                 --                 (12,500)
                                                             ------------          ------------          ------------
Net cash flows from investing activities                        1,269,627                  --               1,269,627
                                                             ------------          ------------          ------------

Cash flows from financing activities:
   Proceeds from issuance of stock                                   --                    --                       1
   Proceeds from notes payable                                  8,500,000                  --               8,500,000
   Acquisition of treasury shares                              (8,776,362)                 --              (8,776,362)
   Advances from related parties                                  147,835                 2,100               149,935
                                                             ------------          ------------          ------------
Net cash flows from financing activities                         (128,527)                2,100              (126,426)
                                                             ------------          ------------          ------------

Net increase in cash and cash equivalents                         101,149                    84               101,234

Cash and cash equivalents at beginning of period                       85                     1                  --
                                                             ------------          ------------          ------------

Cash and cash equivalents at end of period                   $    101,234          $         85          $    101,234
                                                             ============          ============          ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                       $    486,155          $       --            $    486,155
                                                             ============          ============          ============



                                    See notes to consolidated financial statements.



                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001



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

     In February 2001, Bumgarner merged with Ranger Industries, Inc.'s ("Ranger") subsidiary (BEI Acquisition Corporation) in consideration of Ranger's issuance of 14,720,000 shares for 100% of Bumgarner's issued and outstanding stock. This transaction was accounted for in accordance with reverse acquisition accounting principles as though it were a re-capitalization of Bumgarner and a sale of shares by Bumgarner in exchange for the net assets of Ranger. In February 2001, Bumgarner completed a tender offer for 4,225,000 shares of Ranger common stock at $2.00 per share. Simultaneously, Bumgarner acquired an additional 163,181 shares pursuant to the terms of a related merger and acquisition agreement. The acquisition was financed through a bank loan in the amount of $8,500,000, which is collateralized by an equivalent amount in cash and cash equivalents.

     As a result, and following the completion, of the merger:

     o Charles G. Masters, the principal shareholder of Bumgarner, acquired 11,401,000 shares of Ranger common stock (including 400,000 shares held through a trust of which he is the trustee); and

     o The directors of the Registrant resigned and appointed Mr. Masters, Robert Sherman Jent, and Henry C. Shults, Jr., to Ranger's board of directors.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Nature of business and basis of presentation (continued):

     Since Bumgarner is considered the acquirer for accounting and financial reporting purposes, the accompanying December 31, 2000 balance sheet has been restated to reflect the financial position of Bumgarner as of that date. The accompanying statements of operations for the years ended December 31, 2001 and 2000 include the results of operations and cash flows of Bumgarner for those periods and the results of operations and cash flows of Ranger from the date of acquisition (February 6, 2001) through December 31, 2001.

     Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Company's 74.415% interest in Joint Venture Henryetta and the Company's 80% interest in Joint Venture OK'ee Mac. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Background on Ranger (continued):

     The Plan provided for the creation of a Reorganization Trust in order to liquidate Ranger's remaining assets (other than the $950,000 in cash retained by Ranger) and effectuate distributions thereof to Ranger's creditors. The Reorganization Trust completed the distribution of its assets in May 1996 and was terminated by order of the bankruptcy court on August 27, 1996.

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

     Cash equivalents:

     For purposes of the statement of cash flows, the Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

     Property and equipment:

     Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of five years.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Marketable equity securities:

     Marketable equity securities consists of common stock investments in public companies which are classified as available-for-sale securities and carried at fair value. Unrealized holding gains of $9,700 are reported as a separate component of stockholders' equity.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


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

     Impairment of long-lived assets:

     The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

     Stock-based compensation:

     The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Statement of Financial Accounting Standard No. 123. The Company accounts for unregistered common stock issued for services or asset acquisitions at the estimated fair value of the stock issued.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test for impairment goodwill and intangible assets of indefinite life rather than amortize them, is effective for fiscal years beginning after December 15,2001. Adoption of this pronouncement is not anticipated to have a significant impact on the Company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The standard became effective on January 1, 2002. Management does not believe adoption of this standard will have a significant impact on the results of operations, financial position and cash flows of the Company.

2.   Management plans regarding operations and liquidity:

     The Company had a working capital deficit of $1,472 at December 31, 2001. These funds are not sufficient to finance Ranger's obligation to the Henryetta Joint Venture. In addition, Ranger's $8,500,000 obligation becomes due on January 29, 2003. Ranger does not have sufficient restricted cash pledged to repay the amount due to Guaranty Bank, but would prefer to find other sources to repay Guaranty bank so that Ranger can use the restricted cash for its operations.

     The Company has generated losses since inception, has not yet generated revenues from its primary business activities and, therefore, has expended a substantial portion of its liquid assets in 2001. Currently management can control expenses and has drastically curtailed expenditures and drilling activities until such time as additional funding can be obtained. The Company believes it has adequate resources to fund administrative costs at these reduced levels at least through 2002.

     Management is aggressively pursuing several merger opportunities to produce the cash required to resume the drilling necessary to produce oil and gas from the proved reserves reflected in the geological surveys. (The report of findings reflects the present value of the net future cash flows of approximately $5,400,000 from these proved oil and gas properties.) In addition, management is actively involved in several business consulting opportunities, which are expected to yield revenues sufficient to cover an increased level of operating costs in 2002. Although management believes it will be successful, there can be no assurances that the Company will be achieve its objectives in these merger and consulting endeavors.

     Should its efforts relating to merger and consulting endeavors be unsuccessful, management expects to obtain extensions of the maturity of the promissory note discussed above and has received an oral commitment in that regard.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


3.   Business combinations:

     As discussed in Note 1, on February 6, 2001, Ranger merged with Bumgarner, acquiring 100% of the outstanding shares in exchange for the issuance of 14,200,000 shares of Ranger's stock. As the transaction has been accounted for as a reverse acquisition (recapitalization of Bumgarner), results of operations for Ranger are included in the accompanying financial statements from February 6 through December 31, 2001.

     Assets acquired and liabilities assumed from Ranger are as follows:

         Cash                                                  $   10,233,478
         Other current assets                                          43,197
         Refundable income taxes                                       32,755
         Accounts payable and accrued expenses                 (      641,373)
                                                               ---------------
         Net assets acquired                                   $    9,668,057
                                                               ===============

     As also indicated in Note 1, Bumgarner acquired a 74.415% interest in Joint Venture - Henryetta in October 2000. Consideration for this equity interest was in the form of a $2,073,728 promissory note payable to Henryetta, which bears interest at 6% and is payable in full by October 10, 2002. The Company will forfeit its interest in Henryetta (pro-rata with any unpaid balance) if the note is not paid by the due date. Since the note is payable to an entity included in the consolidated financial statements, the note payable of $1,561,728, (original amount net of a $512,000 principal repayment) and related interest, have been eliminated in consolidation.

     In December 2001, the Company acquired an 80% interest in Joint Venture OK'ee Mac at a nominal cost.

     Pro-forma results of operations for the years ended December 31, 2001 and 2000 as if these combinations had occurred on January 1, 2000 are as follows:

                                                   Years Ended December 31,
                                            ----------------------------------
                                                2001               2000
                                            ---------------    ---------------
         Net sales                           $     -            $     -
         Net loss                           ($     989,086)    ($   1,798,118)
                                            ===============    ===============
         Net loss per share                 ($         .06)    ($         .11)
                                            ===============    ===============

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


4.   Oil and gas properties:

     In October 2000, the Company acquired a 74.415% working interest in Joint Venture - Henryetta, ("Henryetta" or "Joint Venture") which was formed as a general partnership under Oklahoma law and owns four leasehold interests in Okfuskee and Coal counties, Oklahoma (See Note 3). The properties at present have no producing oil or gas wells. The Company expects to drill at least three additional exploratory wells at a total cost of $1,800,000. The Joint Venture automatically terminates, unless renewed, in 2010.

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

     The Joint Venture commenced drilling of the Joshua #1 well on Lease B in April 2001. During 2001, the Company experienced difficulties with Joshua #1 and has recorded a charge to operations of $156,130 to write-down certain assets considered to be impaired in connection with that well. Upon resumption of drilling activities, the Company anticipates drilling a second well adjacent of Joshua #1 at a cost of approximately $130,000.

     The Joint Venture is in the process of acquiring the entire working interest within the area of the four leases and believes it has acquired the majority of the working interest in Lease B. The Joint Venture is actively negotiating with landowners to acquire the remaining property interests in all lease areas and believes it will be able to acquire those interests. After it acquires the outstanding property interests, it will be able to drill the planned wells, subject to adequate financing. The Joint Venture expects to drill additional wells on Lease B as soon as funds are available. Thereafter, and subject to adequate financing, the Joint Venture expects to drill an exploratory well on each of Leases A, C and D.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


4.   Oil and gas properties (continued):

     The Company has begun the development of a second joint venture also in Central Oklahoma. The Company is expanding its prospect lease base to include both a key 60 acre track adjacent to the Henryetta Lease B properties plus a new group of properties in two other central Oklahoma counties. The new properties are known collectively as the OK'ee Mac JV. In the aggregate, the OK'ee Mac properties are believed to contain oil and gas reserves of the same order of magnitude as those being developed in the Henryetta JV. Key leases on individual properties are in place and others are being negotiated. As with the Henryetta JV, the company's OK'ee Mac joint venture partner is InterOil and Gas Group, Inc. InterOil and Gas Group, Inc. is an Oklahoma based oil services company controlled by Mr. Henry Shults, a member of the Ranger Board of Directors. Ranger owns an 80% after payout, working interest in the OK'ee Mac JV. Prior to payout, the company receives 100% of the net revenue.

     Oklahoma has a procedure called "forced pooling" by which an oil and gas operator can apply to the Oklahoma Corporation Commission to force other landowners to pool their mineral interests with the interests of that operator. If either of the Joint Ventures is not able to lease the remaining working interests on reasonable terms, it intends to apply to force pool the remaining working interests on terms similar to the leases which it has obtained from the other property owners, including royalty interest no greater than 20%.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001

4.   Oil and gas properties (continued):

     The following table summarizes the Henryetta Joint Venture's interest in its four leases.

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Net Acres (2)
                                                 Nature of         Gross       (to the        Net Acres (3)  Primary lease  Lessor
     Land Description                            Reserves        Acres (1)  Joint Venture)     (to Ranger)       term       Royalty
------------------------------------------------------------------------------------------------------------------------------------
Lease A                             Private      Proved             80            80             59.532       October 2003     20%
SW 1/4SW1/4Section 14,              landowner    undeveloped
T10N, R12E
------------------------------------------------------------------------------------------------------------------------------------
Lease B                             Private      Proved            480           432             321.47       June 2002        20%
SW 1/4SW1/4Section  28, SE1/4       landowner    undeveloped
Section  29, NW1/4NE1/4
Section  32, E1/2NE1/4
Section 32, NW1/4
Section 33, all in
T11N, R11E Okfuskee County
------------------------------------------------------------------------------------------------------------------------------------
Lease C                             Private      Unproved          520         376.898           210.22       August 2002      20%
SE 1/4 NE 1/4 Section 11, N 1/2     landowner
and N 1/2 S 1/2 Section 12,
all in T3N, R8E Coal County
------------------------------------------------------------------------------------------------------------------------------------
Lease D                             Private      Unproved          440           320             238.1        August 2002      20%
NE 1/4SW1/4and W1/2W1/2             landowner
Section  5, NE1/4SE1/4and S
1/2 SE 1/4 Section 6, NE 1/4
Section 7, and NW 1/4 Section 8,
all in T3N, R9E Coal County
NE 1/4 Section 19, T10N,
R13E Section 19, T10N, R13E
------------------------------------------------------------------------------------------------------------------------------------

(1) A "gross acre" is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. The disclosure of net acres subject to lease reflects lease status as of December 31, 2001.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


4.   Oil and gas properties (continued):

     The following table summarizes the OK'ee Mac Joint Venture's interest in its three leases.


------------------------------------------------------------------------------------------------------------------------------------
                                                 Nature of    Gross       Net Acres (2)       Net Acres (3)  Primary lease Lessor
    Land Description                             Reserves   Acres (1) (to the Joint Venture)   (to Ranger)       term      Royalty
------------------------------------------------------------------------------------------------------------------------------------

Lease A                             Private       Unproved     400           78.6071             58.4954      3 years        20%
SW 1/4 and SW 1/4 NW 1/4 of         landowner
Section 29, SE 1/4 NE 1/4
and E 1/2 SE 1/4
of Section 30 and N 1/2
NW 1/4 of Section 32 all
in 11N-13E Okmulgee, County
------------------------------------------------------------------------------------------------------------------------------------
Lease C                             Private       Unproved     240           71.0227             52.8515      3 years        20%
NW 1/4and N1/2SW1/4 of              landowner
Section  15 all  in  10N-12E
Okfuskee County
------------------------------------------------------------------------------------------------------------------------------------
Lease H                             Private       Unproved     560              20                14.883      3 years        20%
E 1/2 SE 1/4 of Section 34          landowner
and SW 1/4 and W 1/2S E 1/4 and
W 1/2 NE 1/4 and NW 1/4 of
Section 35 all in 10N - 13E
McIntosh County
------------------------------------------------------------------------------------------------------------------------------------

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


4.   Oil and gas properties (continued):

     Supplemental information with respect to oil and gas properties is as follows:

       Capitalized costs relating to oil and gas exploration and development activities at December 31, 2001:

       Property acquisition                                         $   206,788
       Exploration                                                      348,327
       Development                                                           -
                                                                    -----------
                                                                    $   555,115
                                                                    ===========

     Costs incurred in oil and gas exploration and development activities for the year ended December 31, 2001:

       Property acquisition costs                                   $    94,788
       Exploration costs                                                348,327
       Development costs                                                     -
                                                                    -----------
                                                                    $   443,115
                                                                    ===========

     Note: Substantially all oil and gas costs incurred are attributable to the majority interest in the Henryetta Joint Venture.

     Reserve Information:

     The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves for the Henryetta Joint Venture. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. The OK'ee Mac Joint Venture is unproved, in the initial development stage and only land acquisition costs have been incurred. All of the Company's reserves are located in Oklahoma.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


4.   Oil and gas properties (continued):

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

                                                             Oil         Gas
     Acquired in 2000:                                     (MBbls)      (MMcf)
                                                         ----------   ----------
     Proved, developed reserves                                   -            -
     Proved, undeveloped reserves                                89          596
                                                         ==========   ==========
       Total December 31, 2000                                   89          596
                                                         ==========   ==========

     End of period:
     Proved, undeveloped reserves                                232        2801
                                                         ===========  ==========
       Total December 31, 2001                                   232        2801
                                                         ===========  ==========

     Standardized measure of discounted future net cash flows at December 31, 2001:

                                                                  Henryetta
                                                                --------------
         Future cash inflows                                    $   11,599,427
         Future production costs                                (      391,300)
         Future development costs                               (      394,810)
         Future income tax expenses                             (    3,676,528)
                                                                ---------------

         Future net cash flows                                       7,136,789
           10% annual discount for estimated timing
           of cash flows                                        (    1,699,042)
                                                                ---------------

     Standardized measures of discounted future net
       cash flows relating to proved oil and gas
       reserves at beginning and end of period                  $    5,437,747
                                                                ===============

     Ranger share Henryetta at 74.415% (net after taxes)        $    4,046,499
                                                                ===============

     As noted in Note 1 the carrying values of the oil and gas properties as reflected in the accompanying balance sheet do not reflect the underlying fair values of such properties.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


5.   Related party transactions:

     Syndication and other fees:

     The Company has orally agreed to pay a fee aggregating $100,000 in connection with the Company's investment in Henryetta. This amount is recorded as a long-term liability in the accompanying consolidated balance sheet, as the agreed-upon payment date will be no earlier than January 2003.

     One of the partners in the Joint Venture-Henryetta (Inter-Oil & Gas Group, Inc. - "Interoil") manages the joint venture and is reimbursed for any costs it incurs in that regard. Total payments (or amounts due) to Interoil and an officer of that Company aggregated $267,143 in 2001, all of which were capitalized as investment in oil and gas properties. There were no payments in 2000.

     Finally, in addition to the aforementioned fees, that same partner will earn $25,000 as an operating fee in connection with the two initial wells to be drilled in Coal County and $12,000 for the wells to be drilled in Okfuskee County.

     Due to related parties:

     Due to related parties represent unsecured advances from the President of the Company and entities affiliated through partial common ownership. These advances generally bear interest at 8% and mature December 31, 2003. Of these amounts $59,386 represents accrued payroll to the President of the Company, payment of which has been deferred to December 31, 2003 ($50,000) and the remainder of $9,386 is due on demand. Interest expense on these related party advances aggregated $1,448.

     Other:

     The Company earned $150,000 in 2001 for consulting services rendered to an affiliate.

6.   Partnership agreements:

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


6.   Partnership agreements (continued):

     Under the terms of the OK'ee Mac joint venture agreement, the Company expects to fund 100% of the exploration and development costs and is entitled to 100% of all distributions until such time as its investment has been recovered. Thereafter, profits, losses and distributions will be allocated 80% to the Company, and 20% to InterOil and Gas Group, Inc., the joint venture partner and project manager.

7.   Note payable, bank

     Note payable, bank consists of an $8,500,000 note collateralized by a restricted certificate of deposit and certain cash equivalents. The loan bears interest at 6.4% and matures January 2003.

8.   Income taxes:

     Income taxes consist of the following:

                                                          2001          2000
                                                      -----------  ------------
         Deferred tax benefit of
          operating loss carryforward                 $  213,000   $    23,000
         Increase in valuation allowance              (  213,000)  (    23,000)
                                                      -----------  ------------
         Income tax expense                           $        -   $         -
                                                      ===========  ============

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax loss due to the increase in the valuation allowance.

     The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting loss as follows:

                                                               2001      2000
                                                             --------  --------
       Statutory federal rate                                   34%       34%
       State tax provisions, net of federal benefit              4         4
       Partnership losses attributable to minority joint
         venture partner                                     (   1)        -
       Change in deferred tax asset valuation allowance      (  37)    (  38)
                                                             --------  --------
                                                             $  0%     $  0%
                                                             ========  ========
                                      F-20

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


8.   Income taxes (continued):

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of $236,000, reduced by a $236,000 valuation allowance since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized. Net operating loss carryforwards expire 2020 through 2021.

9.   Stock-based compensation:

     During 2001, the Company issued 125,000 non-qualified stock options to directors. The exercise price of the options was $.20; the market price of the Company's stock on the date of grant was $.15. These options, which have a remaining contractual life of 2.84 years, are fully vested and exercisable at December 31, 2001. The Company recognized compensation expense for the fair value of these non-employee option grants of $5,200 during 2001.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 50%, risk-free interest rates of 4.09%, and expected life of approximately three years.

10.  Fair value of financial instruments and concentrations of credit risk.

     Fair value of financial instruments:

     The estimated fair value of cash and cash equivalents, restricted certificates of deposit, long-term debt and trade payables approximate the carrying amount due to their short-term nature or rates available for debt with similar terms and maturities. The estimated fair value of other liabilities and due to related parties approximates $94,000 and $177,000, respectively. The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

     Credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and restricted certificate of deposit.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2001


10. Fair value of financial instruments and concentrations of credit risk (continued).

     Credit risk (continued):

     The Company maintains its cash and cash equivalents in two financial institutions. Each of the balances in the domestic banks are insured by the Federal Deposit Insurance Corporation up to $100,000. The company has not experienced losses on cash and cash equivalents or restricted certificate of deposit and does not expect to do so.

11.  Earnings per share:

     Weighted average shares outstanding for earnings per share calculations consider the issuance of 5,278,644 shares less the 4,388,181 shares repurchased on February 8, 2001. Securities excluded from the calculation because they would have been dilutive consist of the 125,000 options discussed in Note 9.

12.  Quarterly results (unaudited):

     The following is a summary of unaudited results of operations for the years ended December 31, 2001 and 2000:

                                March                June            September            December
                             -----------         -----------        -----------         ------------
         2001
         ----
          Revenues           $      --           $      --          $      --           $      --
          Net loss           ($  106,916)        ($  118,470)       ($  120,877)        $   246,806
          EPS                ($      .01)        ($      .01)       ($      .01)        ($      .02)



                                March                June            September            December
                             -----------         -----------        -----------         ------------

         2000
         ----
          Revenues           $      --           $      --          $      --           $      --
          Net loss           $      --           $      --          ($   34,719)        ($   31,634)
          EPS                $      --           $      --          ($    34.72)        ($      .01)
