Form 10QSB
period 2002-03-31
RANGER INDUSTRIES INC
filed 2002-05-15
CIK 21610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  1-5673
                         ------


                             RANGER INDUSTRIES, INC.
                             -----------------------
              Exact name of Registrant as specified in its charter


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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2002, were 15,610,463 shares, $0.01 par value.


                           RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                 PART I. FINANCIAL INFORMATION

                                            ASSETS


                                                                  March 31, 2002   December 31,
                                                                    (Unaudited)        2001
                                                                    -----------    -----------
Current assets:
  Cash and cash equivalents                                         $    11,617    $   101,234
  Restricted cash and cash equivalents                                8,500,000           --
  Marketable equity securities                                           21,000         22,200
  Prepaid expenses and other current assets                              50,000         25,000
  Accrued interest receivable                                            17,419         17,419
                                                                    -----------    -----------
    Total current assets                                              8,600,036        165,853

Property and equipment, net of accumulated operations of $2,105           8,873          6,589
Restricted cash and cash equivalents                                       --        8,500,000
Investment in oil and gas properties                                    589,482        555,115
                                                                    -----------    -----------
                                                                    $ 9,198,391    $ 9,227,557
                                                                    ===========    ===========

                              LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   123,169    $   154,417
  Accrued expenses, related party                                         3,482          9,886
  Accrued expenses, other                                                  --            3,022
  Note payable, bank                                                  8,500,000           --
                                                                    -----------    -----------
    Total current liabilities                                         8,626,651        167,325

Note payable, bank                                                         --        8,500,000
Other liabilities                                                       100,000        100,000
Due to related parties                                                  345,366        198,449
                                                                    -----------    -----------
                                                                      9,072,017      8,965,774
                                                                    -----------    -----------

Minority interest                                                          --             --
                                                                    -----------    -----------

Stockholders' equity:
  Common stock                                                          199,986        199,986
  Capital in excess of par                                            9,487,981      9,487,981
  Deficit accumulated during development stage                         (768,731)      (659,522)
  Less treasury stock (4,388,181 shares at cost)                     (8,776,362)    (8,776,362)
  Other comprehensive income                                            (16,500)         9,700
                                                                    -----------    -----------
                                                                        126,374        261,783
                                                                    -----------    -----------

                                                                    $ 9,198,391    $ 9,227,557
                                                                    ===========    ===========


(*) $.01 par value 20,000,000 shares authorized; 2001, 19,998,644 shares issued, 15,610,463 shares outstanding


                   See notes to condensed consolidated financial statements.



                           RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)



                                                          Three Months           From Inception
                                                         Ended March 31,        (March 18, 1998)
                                                  ----------------------------      through
                                                      2002            2001       March 31, 2002
                                                  ------------    ------------   --------------

Consulting income                                 $       --      $       --      $    150,000
                                                  ------------    ------------    ------------

Operating costs and expenses
   Loss on investment in oil and gas activities           --              --           156,130
   Administrative                                        8,985           7,899          85,770
   Salaries and wages                                   30,000          30,000         200,000
   Stock-based compensation                               --              --            19,919
   Legal and professional fees                          21,479         107,414         201,942
                                                  ------------    ------------    ------------
                                                        60,464         145,313         663,761
                                                  ------------    ------------    ------------

Other income and (expenses):
   Interest income                                      92,698         104,886         446,386
   Interest expense                                   (141,443)        (66,489)       (627,958)
   Other income                                           --              --             2,711
   Other expense                                          --              --           (87,895)
                                                  ------------    ------------    ------------
                                                       (48,745)         38,397        (266,756)
                                                  ------------    ------------    ------------
Loss before income taxes                              (109,209)       (106,916)       (780,517)

Income taxes                                              --              --              --

Minority interest in loss of joint venture                --              --            12,000
                                                  ------------    ------------    ------------

Net loss                                              (109,209)       (106,916)       (768,517)
                                                  ------------    ------------    ------------

Basic loss per share                              ($       .01)   ($       .01)   ($       .14)
                                                  ============    ============    ============

Weighted average shares outstanding                 15,610,463      11,248,140       5,642,244
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




                              RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                            Three Months           From Inception
                                                           Ended March 31,        (March 18, 1998)
                                                    ----------------------------      through
                                                        2002            2001       March 31, 2002
                                                    ------------    ------------   --------------
Cash flows from operating activities:
   Net loss                                         ($   109,209)   ($   106,916)   ($   768,731)
                                                    ------------    ------------    ------------

   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Stock-based compensation                             --              --            19,919
       Depreciation                                          458            --             2,105
       Minority interest in loss of joint venture           --              --           (12,000)
       Change in assets and liabilities:
         Prepaid expenses and other assets               (25,000)         (6,975)        (14,980)
         Accrued interest receivable                        --           (15,736)         23,503
         Accounts payable and accrued expenses           (30,788)       (611,889)       (456,322)
                                                    ------------    ------------    ------------
              Total adjustments                          (55,330)       (634,600)       (437,775)
                                                    ------------    ------------    ------------
Net cash used in operating activities                   (164,539)       (741,516)     (1,206,506)
                                                    ------------    ------------    ------------

Cash flows from investing activities:
   Acquisition of marketable equity securities           (25,000)           --           (37,500)
   Acquisition of property and equipment                  (2,742)           --           (10,978)
   Acquisition of oil and gas properties                 (34,367)       (176,046)       (477,482)
   Cash acquired in business combination                    --        10,233,478      10,233,478
   Deposits to restricted cash                              --        (8,677,440)     (8,500,000)
                                                    ------------    ------------    ------------
Net cash provided by investing activities                (62,109)      1,379,992       1,207,518
                                                    ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of stock                          --              --                 1
   Proceeds from notes payable                              --         8,500,000       8,500,000
   Acquisition of treasury shares                           --        (8,776,362)     (8,776,362)
   Advances from related party                           137,031         (55,817)        286,966
                                                    ------------    ------------    ------------
Net cash used in financing activities                    137,031        (332,179)         10,605
                                                    ------------    ------------    ------------

Net increase in cash and cash equivalents                (89,617)        306,297          11,617

Cash and cash equivalents at beginning of period         101,234              85            --
                                                    ------------    ------------    ------------

Cash and cash equivalents at end of period
   (exclusive of restricted cash of $8,500,000)     $     11,617    $    306,382    $     11,617
                                                    ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid for interest                              $    136,000    $     66,489    $    622,155
                                                    ============    ============    ============


                     See notes to condensed consolidated financial statements.


                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2002
                                   (UNAUDITED)


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

     Nature of business and basis of presentation:

     Bumgarner Enterprises, Inc. ("Bumgarner" or the "Company") was incorporated under the laws of the State of Florida in March 1998. There was no significant business activity from inception through October 2000. Since October 2000, the Company acquired assets in the oil and gas industry through joint venture investments and has subsequently pursued exploration and development of those and other similar properties.

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

     The accompanying statements of operations for the three months ended March 31, 2002 and 2001 include the results of operations and cash flows of Bumgarner for those periods and the results of operations and cash flows of Ranger from the date of acquisition (February 6, 2001) through March 31, 2002.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2002
                                   (UNAUDITED)


2.   Oil and gas properties:

     Supplemental information with respect to oil and gas properties is as follows:

     Capitalized costs relating to oil and gas exploration and development activities at March 31, 2002:

     Property acquisition exploration costs                        $115,724
     Development costs                                              473,758
                                                                   --------
                                                                   $589,482
                                                                   ========

     Costs incurred in oil and gas exploration and development activities for the three months ended March 31, 2002:

     Property acquisition costs:
         Proved                                                     $ 8,186
         Unproved                                                       750
     Exploration costs                                               25,431
     Development costs                                                 --
                                                                    -------
                                                                    $34,367
                                                                    =======

     Note: Substantially all oil and gas costs incurred are attributable to the majority interest in the joint venture.

3.   Related party transactions:

     Other fees:

     One of the partners in the Joint Venture- Henryetta (Inter-Oil & Gas Group, Inc. - "Interoil") manages the joint venture and is reimbursed for any costs it incurs in that regard. Total amounts due to Interoil and an officer of that Company aggregated $66,800 at March 31, 2002, all of which were capitalized as investment in oil and gas properties. There were no expenditures in this regard during the first quarter of 2001.

     In addition to the aforementioned fees, that same partner will earn $25,000 as an operating fee in connection with the two initial wells to be drilled in Coal County and $12,000 for the wells to be drilled in Okfuskee County.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2002
                                   (UNAUDITED)


3.   Related party transactions (continued):

     Due to related parties:

     Due to related parties represent unsecured advances from the President of the Company and entities affiliated through partial common ownership. These advances generally bear interest at 8% and mature December 31, 2003. Of these amounts $69,669 which represents accrued payroll to the President of the Company, payment of which has been deferred to December 31, 2003. Interest expense on related party advances aggregated $4,209 for the three months ended March 31, 2002.

4.   Income taxes:

     Income taxes consist of the following:

          Deferred tax benefit of operating loss carryforward        $40,000
          Increase in valuation allowance                            (40,000)
                                                                     -------
          Income tax expense                                         $  --
                                                                     =======

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax loss due to the increase in the valuation allowance.

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of $276,000, reduced by a $276,000 valuation allowance since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized.

ITEM 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The following discussion should be read in conjunction with Item 1 above, and the Financial Statements, including the Notes thereto. The following discussion should also be read in conjunction with the financial statements and the Plan of Operations contained in the report on Form 10-KSB Ranger Industries, Inc. ("Ranger") filed with the Securities and Exchange Commission for the year ended December 31, 2001 (our "Annual Report"). Ranger has had no revenues from its primary business activities in either of its two most recent fiscal years or the subsequent fiscal quarter. Consequently Ranger is providing a Plan of Operations as required by Item 303(a) of Regulation S-B in lieu of a Management's Discussion and Analysis.

Plan of Operations
------------------

Background. Prior to its acquisition of Bumgarner through a merger that occurred in February 2001, Ranger did not have any business activity. At the time of that merger, Ranger's financial resources were solely its cash on hand.

     As described more completely in our Annual Report, Ranger's business activities changed in February 2001 when it acquired Bumgarner. Bumgarner had acquired a 74.415% interest in the Henryetta Joint Venture and in December 2001 commenced participation in the OK'ee Mac Joint Venture, in each case with the same affiliated company. In addition to its primary business activities, Ranger has engaged in consulting activities that resulted in revenues of $150,000 in 2001 and no revenues during the first three months of 2002.

Anticipated Operations in 2002. Ranger's principal goal during 2002 is to meet its obligations to the Henryetta Joint Venture, and to provide the Joint Venture with sufficient capital so that it can achieve its drilling objectives. At March 31, 2002, however, Ranger has insufficient available working capital to accomplish these objectives, as described in the following table:

              -----------------------------------------------
              Current Assets                     $  100,036
              -----------------------------------------------
              Restricted Cash                    $8,500,000
              -----------------------------------------------
              Current Liabilities                $8,626,651
              -----------------------------------------------
              Working Capital Deficit           ($   26,615)
              -----------------------------------------------

     Current liabilities include Ranger's obligation to Guaranty Bank & Trust Company of $8,500,000 which becomes due on January 29, 2003. Ranger does have sufficient restricted cash pledged to repay the amount due to Guaranty Bank, but would prefer to find other sources to repay Guaranty Bank so that Ranger can use the restricted cash for its operations.

     Ranger has generated losses since inception and has not yet generated revenues from its primary business activities. Currently management can control expenses and has drastically curtailed expenditures and drilling activities until such time as funding can be obtained. If Ranger does not achieve any funding, Ranger will only finance its administrative activities; Ranger believes it has adequate resources to fund administrative costs at these reduced levels at least through 2002. Ranger is actively seeking to acquire funding in excess of $2,000,000 to permit the Company to actively resume development of oil and gas properties in Henryetta Joint Venture and to resume acquisition of leases and exploratory development operations with OK'ee Mac Joint Venture. Without that funding and successful drilling of one or more wells capable of producing oil and gas in commercial quantities, it is not likely that Ranger will be able to achieve a positive cash flow.

     Management is pursuing several opportunities for funding including several merger opportunities and lending arrangements, any one of which, if successful, can be expected to produce the cash required to undertake the drilling necessary to produce oil and gas from the proved reserves reflected in the geological surveys. In addition, management is actively involved in several business consulting opportunities which may yield revenues sufficient to support an increased level of operating costs in 2002. Although management believes it will be successful, there can be no assurances that the Company will achieve its objectives in these financing and consulting endeavors.

     A promissory note exists within the consolidated group and funds transferred in payment of that obligation are used to fund the oil and gas investment. Should the Company's efforts relating to merger and consulting endeavors be unsuccessful, management expects to obtain extensions of the maturity of the promissory note to the Henryetta Joint Venture, and has received an oral commitment in that regard.

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

Item 5. Other Information.
--------------------------

     None.

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits:

          15. Letter from Aidman Piser & Company, P.A. dated May 8, 2002 on Interim Unaudited Financial Information

     (b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Ranger Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 2002                          /s/ Charles G. Masters
                                            --------------------------------
                                            Charles G. Masters, President,
                                            Principal Executive Officer and
                                            Principal Financial and Accounting
                                            Officer