Form 10QSB
period 2002-06-30
RANGER INDUSTRIES INC
filed 2002-08-08
CIK 21610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2002, were 15,610,463 shares, $0.01 par value.



                      RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                            PART I. FINANCIAL INFORMATION

                                       ASSETS

                                                         June 30, 2002   December 31,
                                                          (Unaudited)       2001
                                                          -----------    -----------
Current assets:
  Cash and cash equivalents                               $    18,434    $   101,234
  Marketable equity securities                                 16,450         22,200
  Prepaid expenses and other current assets                    51,690         25,000
  Accrued interest receivable                                  17,419         17,419
                                                          -----------    -----------
    Total current assets                                      103,993        165,853

Property and equipment, net of accumulated depreciation
  (2002, $915; 2001, $1,647)                                    8,416          6,589

Restricted cash and cash equivalents                        8,500,000      8,500,000
Investment in oil and gas properties                          608,603        555,115
                                                          -----------    -----------
                                                          $ 9,221,012    $ 9,227,557
                                                          ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $   123,392    $   154,417
  Accrued expenses, related party                                --            9,886
  Accrued expenses, other                                       4,192          3,022
                                                          -----------    -----------
    Total current liabilities                                 127,584        167,325

Other liabilities                                             100,000        100,000
Due to related parties                                        487,045        198,449
Note payable, bank                                          8,500,000      8,500,000
                                                          -----------    -----------
  Total liabilities                                         9,214,629      8,965,774
                                                          -----------    -----------

Minority interest                                                --             --
                                                          -----------    -----------

Stockholders' equity:
  Common stock *                                              199,986        199,986
  Capital in excess of par                                  9,487,981      9,487,981
  Deficit accumulated during development stage               (889,325)      (659,522)
  Treasury stock (4,388,181 shares at cost)                (8,776,362)    (8,776,362)
  Other comprehensive income                                  (15,897)         9,700
                                                          -----------    -----------
     Total stockholders' equity                                 6,383        261,783
                                                          -----------    -----------

                                                          $ 9,221,012    $ 9,227,557
                                                          ===========    ===========

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



                                    RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                          Three            Six             Three            Six
                                          Months          Months           Months          Months     From Inception
                                          Ended           Ended            Ended           Ended     (March 18, 1998)
                                       ------------    ------------    ------------    ------------       through
                                              June 30, 2002                    June 30, 2001           June 30, 2002
                                       ----------------------------    ----------------------------    -------------

Revenues                               $       --      $       --      $       --      $       --      $    150,000
                                       ------------    ------------    ------------    ------------    ------------

Operating costs and expenses:
   Loss on investment in oil and
     gas activities                            --              --              --              --           156,130
   Administrative                            15,439          24,424           2,642          10,524          99,575
   Salaries and wages                        32,000          62,000          30,245          60,245         182,000
   Stock-based compensation                    --              --              --              --             5,200
   Consulting and professional fees          23,504          44,983          42,789         150,203         225,446
                                       ------------    ------------    ------------    ------------    ------------
     Total operating expenses                70,943         131,407          75,676         220,972         668,351
                                       ------------    ------------    ------------    ------------    ------------

Other:
   Interest expense, net of interest
     income                                 (49,651)        (98,396)        (42,794)         (4,397)       (231,437)
   Other income (expense)                      --              --              --              --           (85,184)
                                       ------------    ------------    ------------    ------------    ------------
   Loss before income taxes                (120,594)       (229,803)       (118,470)        225,369        (834,972)

Income tax expense                             --              --              --              --              --
Minority interest in loss on joint
   venture                                     --              --              --              --            12,000
                                       ------------    ------------    ------------    ------------    ------------

Net loss                               ($   120,594)   ($   229,803)   ($   118,470)   ($   225,369)   $    822,972
                                       ============    ============    ============    ============    ============

Basic loss per share                   ($       .01)   ($       .01)   ($       .01)   ($       .01)   ($       .13)
                                       ============    ============    ============    ============    ============

Weighted average shares
   outstanding                           15,610,463      15,610,463      15,610,463      15,412,582       6,244,776
                                       ============    ============    ============    ============    ============


                           See notes to condensed consolidated financial statements.



                               RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                  Six Months            From Inception
                                                                Ended June 30,         (March 18, 1998)
                                                         ----------------------------       through
                                                             2002            2001        June 30, 2002
                                                         ------------    ------------    -------------
Cash flows from operating activities:
   Net loss                                              ($   229,803)   ($   225,369)   ($   822,972)
                                                         ------------    ------------    ------------

   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Stock-based compensation                                  --              --             5,200
       Depreciation                                               915            --             2,562
       Minority interest in loss of joint venture                --              --           (12,000)
       Change in assets and liabilities:
         Prepaid expenses and other assets                    (26,690)        (44,454)        (14,670)
         Accrued interest receivable                             --           (15,736)         23,503
         Accounts payable and accrued expenses                (29,855)       (590,814)       (507,007)
                                                         ------------    ------------    ------------
              Total adjustments                               (55,630)       (651,004)       (502,412)
                                                         ------------    ------------    ------------
Net cash flows from operating activities                     (285,433)       (876,373)     (1,325,384)
                                                         ------------    ------------    ------------

Cash flows from investing activities:
   Acquisition of marketable equity securities                (19,847)           --           (32,347)
   Acquisition of property and equipment                       (2,742)         (8,236)        (10,978)
   Advances to related parties                                   --           (45,471)           --
   Acquisition of oil and gas properties                      (53,488)       (380,183)       (496,603)
   Cash acquired in business combination                         --        10,233,478      10,233,478
   Deposits to restricted cash                                   --        (8,626,188)     (8,500,000)
                                                         ------------    ------------    ------------
Net cash flows from investing activities                      (76,077)      1,173,400       1,193,550
                                                         ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from notes payable                                   --         8,500,000       8,500,000
   Acquisition of treasury shares                                --        (8,776,362)     (8,776,362)
   Repayment of related party debt                               --            (2,000)           --
   Advances from related party                                278,710            --           426,545
                                                         ------------    ------------    ------------
Net cash flows from financing activities                      278,710        (278,362)        150,183
                                                         ------------    ------------    ------------

Net change in cash and cash equivalents                       (82,800)         18,665          18,349

Cash and cash equivalents at beginning of period              101,234              85              85
                                                         ------------    ------------    ------------

Cash and cash equivalents at end of period
   (exclusive of restricted cash of $8,500,000           $     18,434    $     18,750    $     18,434
                                                         ============    ============    ============

Supplemental disclosure of cash flow information:

Cash paid for interest                                   $    314,075    $    205,511    $    800,230
                                                         ============    ============    ============


                      See notes to condensed consolidated financial statements.

                                                 3

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2002
                                   (UNAUDITED)


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

     The accompanying statements of operations for the three and six months ended June 30, 2002 and 2001 include the results of operations and cash flows of Bumgarner for those periods and the results of operations and cash flows of Ranger from the date of acquisition (February 6, 2001) through June 30, 2001.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2002
                                   (UNAUDITED)


2.   Oil and gas properties:

     Supplemental information with respect to oil and gas properties is as follows:

     Capitalized costs relating to oil and gas exploration and development activities at June 30, 2002:

     Property acquisition exploration costs                        $115,724
     Development costs                                              492,879
                                                                   --------
                                                                   $608,603
                                                                   ========

     Costs incurred in oil and gas exploration and development activities for the six months ended June 30, 2002:

     Property acquisition costs:
         Proved                                                     $ 8,186
         Unproved                                                       850
     Exploration costs                                               44,452
     Development costs                                                 --
                                                                    -------
                                                                    $53,488
                                                                    =======

          Note: Substantially all oil and gas costs incurred are attributable to the majority interest in the joint venture.

3.   Related party transactions:

     Other fees:

     One of the partners in the Joint Ventures (Inter-Oil & Gas Group, Inc. - "Interoil") manages the joint ventures and is reimbursed for any costs it incurs in that regard. Total amounts due to Interoil and an officer of that Company aggregated $68,126 at June 30, 2002, all of which were capitalized as investment in oil and gas properties and included in accounts payable in the accompanying June 2002 balance sheet. There were no payments in 2001.

     In addition to the aforementioned fees, that same partner will earn $25,000 as an operating fee in connection with the two initial wells to be drilled in Coal County and $12,000 for the wells to be drilled in Okfuskee County.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2002
                                   (UNAUDITED)


3.   Related party transactions (continued):

     Due to related parties:

     Due to related parties represent unsecured advances from the President of the Company and entities affiliated through partial common ownership. These advances generally bear interest at 8% and mature December 31, 2003. Of these amounts $90,469 which represents accrued payroll to the President of the Company, payment of which has been deferred to December 31, 2003. Interest expense on related party advances aggregated $10,798 for the six months ended June 30, 2002.

4.   Income taxes:

     Income taxes consist of the following:

          Deferred tax benefit of operating loss carryforward   $ 85,000
          Increase in valuation allowance                        (85,000)
                                                                --------
          Income tax expense                                    $   --
                                                                ========

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax loss due to the increase in the valuation allowance.

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of $321,000 reduced by a $321,000 valuation allowance since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized.

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

   As described more completely in our Annual Report, Ranger's business activities changed in February 2001 when it acquired Bumgarner. Bumgarner had acquired a 74.415% interest in the Henryetta Joint Venture and in December 2001 commenced participation in the OK'ee Mac Joint Venture, in each case with the same affiliated company. In addition to its primary business activities, Ranger has engaged in consulting activities that resulted in revenues of $150,000 in 2001 and no revenues during the first six months of 2002.

Anticipated Operations in 2002. Ranger's principal goal during 2002 is to provide the Joint Ventures with sufficient capital so that that can achieve their lease acquisition and drilling objectives. At June 30, 2002, however, Ranger has insufficient available working capital to accomplish these objectives, as described in the following table:

          Liquid Assets                                   $    34,884
          Restricted Cash                                 $ 8,500,000
          Current Liabilities                             $   127,584
          Working Capital Deficit                        ($    23,591)

   Current liabilities include Ranger's obligation to Guaranty Bank & Trust Company of $8,500,000 which becomes due on January 29, 2003. Ranger does have sufficient restricted cash pledged to repay the amount due to Guaranty Bank, but would prefer to find other sources to repay Guaranty Bank so that Ranger can use the restricted cash for its operations.

   Ranger has generated losses since inception and has not yet generated revenues from its primary business activities. Currently management can control expenses and has drastically curtailed expenditures and drilling activities until such time as funding can be obtained. If Ranger does not achieve any funding, Ranger will only finance its administrative activities; Ranger believes it has adequate resources to fund administrative costs at these reduced levels at least through 2002, principally through related party borrowings. Ranger is actively seeking to acquire funding in excess of $2,000,000 to permit the Company to actively resume development of oil and gas properties in Henryetta Joint Venture and to resume acquisition of leases and exploratory development operations with OK'ee Mac Joint Venture. Without that funding and successful drilling of one or more wells capable of producing oil and gas in commercial quantities, it is not likely that Ranger will be able to achieve a positive cash flow.

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

   A promissory note exists within the consolidated group and funds transferred in payment of that obligation are used to fund the oil and gas investment. Management has obtained an extension of the maturity of the promissory note to the Henryetta Joint Venture to October 2003.

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

Item 5. Other Information.
--------------------------

   None.

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

   (a)  Exhibits:

        15. Letter from Aidman Piser & Company, P.A. dated August, 2002 on Interim Unaudited Financial Information

        99. Officer Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

   (b)  Reports on Form 8-K:

        8-K filed for extension of maturity of Henryetta Promissory note.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Ranger Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 8, 2002                           /s/ Charles G. Masters
                                               --------------------------------
                                               Charles G. Masters, President,
                                               Principal Executive Officer and
                                               Principal Financial and
                                               Accounting Officer