Form 10QSB
period 2002-09-30
RANGER INDUSTRIES INC
filed 2002-11-15
CIK 21610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2002, were 15,610,463 shares, $0.01 par value.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          PART I. FINANCIAL INFORMATION
                                     ASSETS

                                                   September 30,
                                                       2002        December 31,
                                                    (Unaudited)        2001
                                                    -----------    -----------

Current assets:
  Cash and cash equivalents                         $    18,220    $   101,234
  Restricted certificate of deposit                   8,500,000           --
  Marketable equity securities                             --           22,200
  Prepaid expenses and other current assets              68,060         25,000
  Accrued interest receivable                            17,419         17,419
                                                    -----------    -----------
    Total current assets                              8,603,699        165,853

Property and equipment, net                               7,776          6,589
Restricted certificate of deposit                          --        8,500,000
Investment in oil and gas properties                    614,578        555,115
                                                    -----------    -----------
                                                    $ 9,226,053    $ 9,227,557
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable, bank                               $ 8,500,000    $      --
   Accounts payable                                     123,172        154,417
   Due to related parties                                  --            9,886
   Accrued expenses, other                               11,602          3,022
                                                    -----------    -----------
    Total current liabilities                         8,634,774        167,325

Note payable, bank                                         --        8,500,000
Other liabilities                                       100,000        100,000
Due to related parties                                  580,255        198,449
                                                    -----------    -----------
   Total liabilities                                  9,315,029      8,965,774
                                                    -----------    -----------

Minority interest                                          --             --

Stockholders' equity:
  Common stock                                          199,986 *      199,986 *
  Capital in excess of par                            9,487,981      9,487,981
  Deficit accumulated during development stage       (1,001,283)      (659,522)
  Less treasury stock (4,388,181 shares at cost)     (8,776,362)    (8,776,362)
  Other comprehensive income                                702          9,700
                                                    -----------    -----------
                                                        (88,976)       261,783
                                                    -----------    -----------

                                                    -----------    -----------
                                                    $ 9,226,053    $ 9,227,557
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


                                    RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                         Three          Nine            Three            Nine
                                         Months         Months          Months           Months     From Inception
                                         Ended          Ended           Ended            Ended      (Mar. 18, 1998)
                                     -------------   ------------   -------------    ------------       through
                                          September 30, 2002              September 30, 2001       September 30, 2002
                                     ----------------------------   -----------------------------  ------------------
Revenues                             $       --      $       --      $       --      $       --      $    150,000
                                     ------------    ------------    ------------    ------------    ------------
Operating expenses:
   Loss on investment in oil
     and gas activities                      --              --              --              --           156,130
   Administrative                           4,087          28,511           4,756          15,280         105,296
   Salaries and wages                      28,000          90,000          31,700          91,945         260,000
   Stock-based compensation                  --              --              --              --            19,919
   Consulting and professional fees         1,121          46,104          12,525         162,728         226,567
                                     ------------    ------------    ------------    ------------    ------------

Total operating expenses                   33,208         164,615          48,981         269,953         767,912
                                     ------------    ------------    ------------    ------------    ------------

Net operating loss                        (33,208)       (164,615)        (48,981)       (269,953)       (617,912)

Interest expense, net of interest
   income                                 (54,057)       (152,453)        (71,896)        (76,292)       (285,494)
Other expense                                --              --              --              --           (85,184)
Loss on sales of marketable
  equity securities                       (24,693)        (24,693)           --              --           (24,693)
                                     ------------    ------------    ------------    ------------    ------------
Loss before income taxes                 (111,958)       (341,761)       (120,877)       (346,245)     (1,013,283)

Income taxes:
   Current                                   --              --              --              --              --
   Deferred                                  --              --              --              --              --
Minority interest in loss of joint
   venture                                   --              --              --              --            12,000
                                     ------------    ------------    ------------    ------------    ------------

Net loss                             ($   111,958)   ($   341,761)   ($   120,877)   ($   346,245)   ($ 1,001,283)
                                     ============    ============    ============    ============    ============

Net loss per share                   ($       .01)   ($       .02)   ($       .01)   ($       .02)   ($       .15)
                                     ============    ============    ============    ============    ============
Weighted average shares
   outstanding, basic and
   diluted                             15,610,463      15,610,463      15,610,463      15,464,751       6,625,706
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


                             RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                 Nine Months           From Inception
                                                             Ended September 30,      (March 18, 1998)
                                                        ----------------------------      through
                                                            2002            2001       Sept. 30, 2002
                                                        ------------    ------------   --------------
Cash flows from operating activities:
   Net loss                                             ($   341,761)   ($   346,245)   ($ 1,001,283)
                                                        ------------    ------------    ------------
   Adjustments to reconcile net loss to net cash
     flows from operating activities:
       Stock-based compensation                                 --              --            19,919
       Depreciation                                            1,555            --             3,202
       Loss on sale of marketable equity securities           24,693            --            24,693
       Minority interest in loss of joint venture               --              --           (12,000)
       Change in assets and liabilities:
         Prepaid expenses and other assets                   (43,060)         11,395         (33,040)
         Accrued interest receivable                            --           (14,345)         23,503
         Accounts payable and accrued expenses               (22,666)       (539,220)       (448,200)
                                                        ------------    ------------    ------------
              Total adjustments                              (39,478)       (542,170)       (421,923)
                                                        ------------    ------------    ------------
Net cash flows from operating activities                    (381,239)       (888,415)     (1,423,206)
                                                        ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of marketable equity securities                 (225,033)           --          (249,383)
   Acquisition of property and equipment                      (2,742)         (8,236)        (10,978)
   Proceeds from sale of marketable equity securities        213,542            --           213,542
   Acquisition of oil and gas properties                     (59,462)       (513,781)       (502,577)
   Cash acquired in business combination                        --        10,233,478      10,233,478
   Purchases of restricted certificate of deposit               --        (8,556,000)     (8,500,000)
                                                        ------------    ------------    ------------
Net cash flows from investing activities                     (73,695)      1,155,461       1,184,082
                                                        ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of stock                              --              --                 1
   Proceeds from notes payable                                  --         8,500,000       8,500,000
   Acquisition of treasury shares                                         (8,776,362)     (8,776,362)
   Advances from related parties                             371,920          31,646         521,855
   Repayment of related party debt                              --            (2,000)           --
                                                        ------------    ------------    ------------
Net cash flows from financing activities                     371,920        (246,716)        245,494
                                                        ------------    ------------    ------------

Net change in cash                                           (83,014)         20,330           6,370

Cash at beginning of period                                  101,234              85            --
                                                        ------------    ------------    ------------

Cash at end of period
   (exclusive of restricted cash of $8,500,000)         $     18,220    $     20,415    $      6,370
                                                        ============    ============    ============

Supplemental disclosure of cash flow information:

Cash paid for interest                                  $    414,080    $    344,673    $    900,235
                                                        ============    ============    ============


                      See notes to condensed consolidated financial statements.

                                                  4

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

     The accompanying statements of operations for the three and nine months ended September 30, 2002 and 2001 include the results of operations and cash flows of Bumgarner for those periods and the results of operations and cash flows of Ranger from the date of acquisitions (February 6, 2001) through September 30, 2002.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2002
                                   (UNAUDITED)

2.   Oil and gas properties:

     Supplemental information with respect to oil and gas properties is as follows:

     Capitalized costs relating to oil and gas exploration and development activities at September 30, 2002:

          Property acquisition exploration costs              $120,824
          Development costs                                    493,754
                                                              --------
                                                              $614,578
                                                              ========

     Costs incurred in oil and gas exploration and development activities for the nine months ended September 30, 2002:

          Property acquisition costs:
                       Proved                                  $13,286
                       Unproved                                    850
          Exploration costs                                       --
          Development costs                                     45,326
                                                               -------
                                                               $59,462
                                                               =======

     Note: Substantially all oil and gas costs incurred are attributable to the majority interest in the joint venture.

3.   Related party transactions:

     Due to related parties:

     Due to related parties represents unsecured advances from the President of the Company and entities affiliated through partial common ownership or control. These advances generally bear interest at 8% and mature December 31, 2003. Of these amounts, $95,534 represents accrued payroll to the President of the Company, payment of which has been deferred to December 31, 2003. Interest expense on related party advances aggregated $19,337 for the nine months ended September 30, 2002.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2002
                                   (UNAUDITED)

3.   Related party transactions (continued):

     Other fees:

     One of the partners in the Joint Ventures (Inter-Oil & Gas Group, Inc. - "Interoil") manages the joint ventures and is reimbursed for any costs it incurs in that regard. Total amounts due to Interoil and an officer of that Company aggregated $68,126 at September 30, 2002, all of which were capitalized as investment in oil and gas properties and included in accounts payable in the accompanying September 30, 2002 balance sheet. There were no payments in 2001.

4.   Income taxes:

     Income taxes consist of the following:

          Deferred tax benefit of operating loss carryforward   $ 128,000
          Increase in valuation allowance                        (128,000)
                                                                ---------
          Income tax expense                                    $    --
                                                                =========

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax loss due to the increase in the valuation allowance.

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of approximately $580,000, reduced by a $580,000 valuation allowance since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized. The operating loss carryfoward will expire from 2019 through 2022.

5.   Recent accounting pronouncements:

     In April 2002, the FASB issued SFAS No. 145 covering, among other things, the recession of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002, however, early application of the provision is encouraged. At this time, the Company does not believe that this new standard will have a material effect on its financial statements.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2002
                                   (UNAUDITED)

5.   Recent accounting pronouncements (continued):

     In July 2002, the FASB issued SFAS No. 146, "Accounting Costs Associated with Exit of Disposal Activates". SFAS No. 146 covers a wide range of exit and disposal activities, including restructurings planned and controlled by management that materially change the scope of the business undertaken by an enterprise and disposal activities such as costs of terminating certain contracts, costs of consolidating facilities and some types of termination benefits provided to employees. SFAS 146 will be effective for exit and disposal activities initiated after December 31, 2002. At this time, the Company does not believe that this new standard will have a material effect on its financial statements.

ITEM 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The following discussion should be read in conjunction with Item 1 above, and the Financial Statements, including the Notes thereto. The following discussion should also be read in conjunction with the financial statements and the Plan of Operations contained in the report on Form 10-KSB Ranger Industries, Inc. ("Ranger") filed with the Securities and Exchange Commission for the year ended December 31, 2001 (our "Annual Report"). Ranger has had no revenues from its primary business activities in its two most recent fiscal years or the subsequent three fiscal quarters. Consequently Ranger is providing a Plan of Operations as required by Item 303(a) of Regulation S-B in lieu of a Management's Discussion and Analysis.

Plan of Operations
------------------

Background. Prior to its acquisition of Bumgarner through a merger that occurred in February 2001, Ranger did not have any business activity. At the time of that merger, Ranger's financial resources were solely its cash on hand.

     As described more completely in our Annual Report, Ranger's business activities changed in February 2001 when it acquired Bumgarner. Bumgarner had acquired a 74.415% interest in the Henryetta Joint Venture and in December 2001 commenced participation in the OK'ee Mac Joint Venture, in each case with the same affiliated company. In addition to its primary business activities, Ranger has engaged in consulting activities that resulted in revenues of $150,000 in 2001 and no revenues during the first nine months of 2002.

Anticipated Operations in 2002. Ranger's principal goal during 2002 is to provide the Joint Ventures with sufficient capital so that they can achieve their lease acquisition and drilling objectives. At September 30, 2002, however, Ranger has insufficient available working capital to accomplish these objectives, as described in the following table:

                     Liquid Assets             $     6,370
                     Restricted Cash           $ 8,500,000
                     Current Liabilities       $ 8,634,774
                     Working Capital Deficit  ($    31,075)

     Current liabilities include Ranger's obligation to Guaranty Bank & Trust Company of $8,500,000 which matures on January 29, 2003. Ranger does have sufficient restricted cash pledged to repay the amount due to Guaranty Bank, but would prefer to find other sources to repay Guaranty Bank so that Ranger can use the restricted cash for its operations.

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

     Based on its engineering analysis of geological data, Ranger believes that, through the Henryetta and OK'ee Mac Joint Ventures, it has oil and gas resources that merit the expenditures planned by the Company for development of these properties.

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

Item 3. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, the person serving as the Company's Chairman/Chief Executive Officer/Principal Financial and Accounting Officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer/Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5. Other Information.
--------------------------

     None.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          15. Letter from Aidman Piser & Company, P.A. dated November 8, 2002 on Interim Unaudited Financial Information

          99.1 Certification by Chief Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K:

          none

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Ranger Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 8, 2002                  /s/ Charles G. Masters
                                        ----------------------
                                        Charles G. Masters, President, Principal
                                        Executive Officer and Principal
                                        Financial and Accounting Officer


                                 CERTIFICATIONS

I, Charles G. Masters, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of RANGER INDUSTRIES, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Charles G. Masters
----------------------
Charles G. Masters
Chief Executive Officer, Principal Financial
and Accounting Officer and President