Form 10KSB
period 2002-12-31
RANGER INDUSTRIES INC
filed 2003-03-31
CIK 21610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number        1-5673
                        -------------------

                             RANGER INDUSTRIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Connecticut                                             06-0768904
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 3400 82nd Way North, St. Petersburg, FL                           33710
 ---------------------------------------                          --------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number    (727) 381-4904
                           ------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $0.0l par value
                                 --------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Ranger was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

     State issuer's revenues for its most recent fiscal year: $ -0-.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date (March 26, 2003) within the past 60 days: $234,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (March 26, 2003) 15,610,463 shares.

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

     Currently Ranger has a wholly-owned subsidiary, Bumgarner Industries, Inc., a Florida corporation which was organized in May, 1998, which Ranger acquired in February 2001 as a result of a merger following a tender offer. Bumgarner acquired a 74.415% interest in the Henryetta Joint Venture (described in more detail below) in October 2000 and as a result Bumgarner is engaged in oil and gas operations through the Henryetta Joint Venture. Bumgarner was not engaged in any business operations before acquiring its interest in Henryetta. Bumgarner intends to place its emphasis in the oil and gas segment--seeking to acquire interests in non-producing or producing oil or gas properties and participating in drilling operations.

     Ranger is primarily engaged in business operations associated with the Henryetta Joint Venture oil and gas activities through Bumgarner. In December 2001, pursuant to an oral agreement with an affiliate (Inter-Oil & Gas, Inc.), Ranger acquired an 80% interest in the OK'ee Mac Joint Venture (also described in more detail in Item 2 below). During 2001, Ranger received revenue from consulting activities; it did not receive any such revenue during 2002. Although Ranger has considered other business expansion activities, Ranger has not been able to complete any as of the current date. Ranger will continue to explore business combinations that may benefit Ranger.

     Tender Offer and Merger. On December 29, 2000, Ranger entered into an Agreement and Plan of Merger and Reorganization with Bumgarner Enterprises, Inc., a Florida corporation ("Bumgarner"). The parties amended this merger agreement on January 23, 2001.

     Pursuant to the merger agreement, Bumgarner commenced a cash tender offer on December 29, 2000 for up to 4,225,000 shares of Ranger's common stock at a price of $2.00 per share (the "Tender Offer"). The Tender Offer was over-subscribed, with 4,601,720 shares having been tendered. Consequently, on February 6, 2001, Bumgarner purchased approximately 91% from each person who tendered shares. Pursuant to agreements between Bumgarner and each of Messrs. Handel and Perlmutter, Bumgarner purchased all of the shares held by them directly or indirectly which were tendered in the Tender Offer but not purchased because of proration, at a price of $2.00 per share. That purchase was made simultaneously with the closing of the Tender Offer. Bumgarner borrowed all of the funds necessary to complete the Tender Offer, and its purchases of shares from Messrs. Handel and Perlmutter, from Guaranty Bank & Trust Company, Denver, Colorado. The loan was secured by approximately $8,500,000 of restricted certificates of deposit, which were released to the bank on February 14, 2003 to pay Ranger's entire obligation owed to the bank.

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

Item 2.  Properties.

     In February 2001, as a result of the Merger, Ranger made a significant acquisition of assets in the oil and gas industry. Bumgarner owns no direct interest in any oil or gas properties at the present time. Bumgarner's only interest is through the 74.415% working interest it purchased in the Henryetta Joint Venture and an 80% working interest in the OK'ee Mac Joint Venture, joint ventures formed by Inter-Oil & Gas Group, Inc. (the "Joint Venture"), described in Item 6 below. (Henry C. Shults, Jr., the principal owner of Inter-Oil & Gas Group, became a director of Ranger several months after Bumgarner negotiated the terms for the acquisition of its interest in the Henryetta Joint Venture in October 2000).

     There are no written documents establishing Bumgarner's interest in the OK'ee Mac Joint Venture, an oral joint venture between Bumgarner and Inter-Oil. Bumgarner does not consider its interest in the OK'ee Mac Joint Venture to be material at the present time. The OK'ee Mac Joint Venture has expended approximately $37,000 in geological analysis, title research, and initial acquisition of five leases for undeveloped oil and gas properties (constituting approximately 170 acres at December 31, 2002). This has been OK'ee Mac's only activities. Pursuant to the oral agreement, Bumgarner is responsible for 100% of all costs of the OK'ee Mac Joint Venture, including the drilling of wells, and will receive 100% of any net revenues prior to payout. After payout, Bumgarner owns 80% of the OK'ee Mac Joint Venture. The remaining 20% of the OK'ee Mac Joint Venture is owned by Inter-Oil & Gas Group. Although Bumgarner has an obligation to pay 100% of all expenses associated with the OK'ee Mac Joint Venture, the OK'ee Mac Joint Venture has no authority to incur any expenditure not approved by Bumgarner. Bumgarner does not intend to cause the OK'ee Mac Joint Venture to incur any expenditure until such time as Bumgarner (directly or from Ranger) has sufficient financing available. It should be noted that there is no documentation describing Ranger's interest (through Bumgarner) in the OK'ee Mac Joint Venture. This is currently an oral agreement between the parties which will be documented in the future should circumstances warrant.

     Bumgarner is responsible for approximately 93% of all costs of the Henryetta Joint Venture, including the drilling of wells, and will receive 93% of any net revenues until it receives a return of its investment (the "Payout"); after the Payout, Bumgarner's interest will be reduced to 74.415%. Bumgarner purchased its interest in the Henryetta Joint Venture in October 2000 in exchange for $2,073,728, represented by a promissory note bearing interest at 6% per annum, which was due in full on October 10, 2002. Bumgarner obtained an extension of the promissory note, which is now due on January 31, 2005. To date Bumgarner has paid approximately $582,000 to the Henryetta Joint Venture against the principal and accrued interest on this note and the Henryetta Joint Venture has confirmed that Bumgarner's obligations have been completed satisfactorily to date.

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

     The Henryetta Joint Venture commenced drilling of the Joshua #1 well on Lease B in the first quarter of 2001. Despite its efforts, the Joint Venture has not yet realized production from the Joshua #1 well. We believe that the drilling company improperly completed the cement casing of the Joshua #1 well. While we believe that the drilling company is responsible for the defective casing, the drilling company is no longer in business and recoverability for damages against the drilling company are unlikely. Consequently, in 2001 we wrote off approximately $156,000 of costs of Joshua #1 that we determined not to be recoverable. There are considerable reserves assigned to the area around Joshua #1. If and when we have adequate funding of approximately $130,000, we intend to commence drilling a new well adjacent to Joshua #1.

     At the present time, in part because of the failure of Joshua #1 and the obligation to meet its general and administrative obligations as well as expenses incurred in connection with attempting to complete certain business combinations, Ranger does not have sufficient funds available to meet its obligations to the Joint Venture. The Joint Venture is dependent on Ranger's ability to satisfy its promissory note obligations to commence any additional drilling. Ranger will need to obtain a significant amount of additional debt or equity funds to pay the balance of the promissory note by January 31, 2005, or will need to obtain an extension of the promissory note. Ranger cannot assure any person that it will be able to obtain sufficient funds or an extension, and in that event, Ranger may lose a pro-rata portion of its interest in the Joint Venture if it fails to pay the promissory note timely or if it otherwise fails to participate in the remaining, un-drilled wells.

Lease Descriptions. All of the interests held by the Henryetta Joint Venture are in undeveloped acreage in Coal and Okfuskee counties, in south central and central Oklahoma, respectively including 1520 gross (989 net) acres. The OK'ee Mac Joint Venture owns interests in three leases, located in Okmulgee County, Okfuskee County, and McIntosh County, Oklahoma including 1200 gross (170 .net) acres. The tables at note 4 to the financial statements (which are incorporated into this disclosure) provide a significantly greater amount of information about these leases. A "gross acre" is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. A "net acre" is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

     The four leases included within the Henryetta Joint Venture include proved undeveloped reserves as described in more detail in note 4 to the financial statements, below. (Undeveloped reserves do not include any producing wells.) The OK'ee Mac Joint Venture contains oil and gas leases without any proved reserves.

     Through Henry C. Shults, Jr., the Henryetta Joint Venture is actively negotiating with landowners to acquire the remaining property interests in the other three lease areas with hopes of acquiring those interests.

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


     In addition, Ranger occupies office space in St. Petersburg, Florida, provided by its president at no cost.

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

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

     Ranger's common stock is traded over the counter under the symbol "RNGR" and quotes have been reported by the OTC Bulletin Board since February 2, 1997. The table set forth below reports the high and low closing bid/asked quotations as compiled by IDD Information Services for each calendar quarter in the last two complete fiscal years, and for the first quarter of the current fiscal year, through the date indicated. The quotations reflect interdealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.



                                          High/Asked         Low/Bid
                                          ----------         -------

          2001 - 1st Quarter                 $1.95            $0.38
          2001 - 2nd Quarter                 $0.40            $0.30
          2001 - 3rd Quarter                 $0.45            $0.15
          2001 - 4th Quarter                 $0.20            $0.15

          2002 - 1st Quarter                  $.15             $.15
          2002 - 2nd Quarter                  $.16             $.11
          2002 - 3rd Quarter                  $.10             $.10
          2002 - 4th Quarter                  $.15             $.03


-------------------

     Shareholders. The number of registered holders of Ranger's common stock as of March 26, 2003, was approximately 870 persons.

     Dividends. Ranger has not paid any cash dividends on its stock since 1974 and has no expectation of doing so in the foreseeable future.

     Securities Authorized for Issuance Under Equity Compensation Plans.

     The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2002.



--------------------------------------------------------------------------------------------------------------------
                                        Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------
Plan Category and              Number of Securities       Weighted-average          Number of securities
Description                    to be issued upon          exercise price of         remaining available for
                               exercise of outstanding    outstanding options,      future issuance under equity
                               options, warrants, and     warrants, and rights      compensation plans
                               rights                                               (excluding securities reflected
                                                                                    in column (a))
                                          (a)                      (b)                           (c)
------------------------------ -------------------------- ------------------------ ---------------------------------
Equity compensation plans
approved by security holders              -0-                       $0                           -0-
------------------------------ -------------------------- ------------------------ ---------------------------------
Equity compensation plans
not approved by security               150,000*                    $.20                          -0-
holders
------------------------------ -------------------------- ------------------------ ---------------------------------
Total                                  150,000                     $.20                          -0-
------------------------------ -------------------------- ------------------------ ---------------------------------

* These options were granted to directors for their service as such and expire
October 31, 2004.

     Recent Sales of Unregistered Securities. On February 6, 2001, pursuant the
Merger Agreement, (i) BEI merged with and into Bumgarner, and (ii) each share of Bumgarner common stock, par value $.001 per share, was converted into one share of Ranger's common stock, par value $.01 per share. As a result of the Merger, Ranger issued to the shareholders of Bumgarner a total of 14,720,000 shares of common stock of Ranger in exchange for 100% of the outstanding shares of common stock of Bumgarner. Since then, Ranger has not issued any additional securities pursuant to an exemption from registration or otherwise.

     In connection with these transactions, Ranger relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with Item 1 above, and the Financial Statements, including the Notes thereto. Ranger has had no revenues from operations in its most recent fiscal year. Consequently Ranger is providing a Plan of Operations as required by Item 303(a) of Regulation S-B in lieu of a Management's Discussion and Analysis.

Plan of Operations
------------------

     Background. Prior to its acquisition of Bumgarner through the Merger in February 2001, Ranger did not have any business activity. At the time of the Merger, Ranger's financial resources were solely its cash on hand.

     Ranger's business activities changed in February 2001 when it acquired
Bumgarner in the Merger. Bumgarner had acquired a 74.415% interest in the Henryetta Joint Venture. As discussed above, the Henryetta Joint Venture is engaged in oil and gas operations in Oklahoma. The Merger was accounted for as a reverse acquisition and operations in the financial statements reflect those of Bumgarner, the accounting acquirer.

     Operations in 2001. As a result of the completion of the Merger, Ranger's business activities increased dramatically during the fiscal year that ended
December 31, 2001. As a result, Ranger realized a substantial negative cash flow and net loss during its last fiscal year, and Ranger expects that the negative cash flow and losses will continue until such time, if ever, Bumgarner is able to complete one or more oil and gas wells capable of flowing a sufficient amount

                                       8

of oil or gas to provide positive cash flow for Ranger. In addition to its primary business activities, Ranger engaged in consulting activities that resulted in revenues of $150,000 in 2001 (but no revenues in 2002).

     During 2001, Ranger paid approximately $443,000 in connection with oil and gas lease acquisition and the development of the Joshua #1 well. In addition, we funded $156,000 in drilling costs which were not recoverable and used the balance of available funds for payment of administrative obligations. Fortunately, the drilling of the Joshua #1 well was on a "turn-key" basis with the result that the Henryetta Joint Venture's liability was limited. Unfortunately, while the drilling and completion of the well proved new reserves, it was not brought into production because of continuing technical problems. Ranger anticipates that a new well will need to be drilled adjacent to the existing site in order to produce oil and gas.

     Also during 2001, Ranger incurred general and administrative expenses of approximately $375,000. These expenses increased substantially during 2001 from 2000 because of Ranger's costs associated with the Tender Offer, the Merger (only Bumgarner costs and exclusive of Ranger pre-acquisition merger costs), the transfer of its operations to Ranger's Florida office, and the increased level of its operations, including twelve months salary in 2001 compared to five months in 2000. In addition, during 2001, Ranger explored several additional business combinations, and in two circumstances performed a significant amount of due diligence and devoted legal and accounting resources at a total cost of approximately $30,000. Ranger has not yet been able to complete any of these business combinations and expensed the costs incurred. As described below, the recurring general and administrative expenses were reduced to approximately $50,000 in 2002.

     Operations in 2002 and Management's Plans Regarding Operations and Liquidity for 2003. Ranger had a working capital deficit of $91,177 at December 31, 2002. Of Ranger's current liabilities, $68,993 is owed to Ranger's president (who is also Ranger's principal shareholder) for a portion of his unpaid salary. In addition, Ranger owes its President and affiliates through common ownership or control more than $614,000 for expenses advanced for Ranger's benefit. Such amounts are treated as long-term liabilities based on the President's letter to Ranger's board of directors dated February 28, 2003, in which he and the affiliates agreed to defer collection of these amounts until such time as Ranger is adequately capitalized so that Ranger can reimburse all or a portion of the deferred amounts.

     In addition, Ranger had an obligation to pay $8,500,000 to an unaffiliated bank on February 14, 2003, which was collateralized by restricted cash of the same amount. On February 14, 2003, Ranger repaid the amount due by releasing the restricted cash to the bank. Ranger believes that this repayment will reduce its negative cash flow by approximately $13,000 per month.

     Ranger has generated losses since inception, has not yet generated revenues from its anticipated primary business activities, oil and gas production. Ranger expended a substantial portion of its liquid assets in 2002 (resulting in a negative cash flow from operations of more than $438,000) and has insufficient capital remaining to fund its obligations in 2003.

     For more than the past year, management has controlled expenses and has drastically curtailed expenditures and drilling activities to the maximum extent management believes possible, and will continue to do so until such time as additional funding can be obtained. Included in these efforts to control expenses, the president has deferred collection of the salary payable to him until such time as Ranger is adequately capitalized to pay all or a portion of the deferred salary. Accrued, but unpaid salary shall be non-interest bearing.

     As a result of management's expense reductions, Ranger's operating expenses (not including salary expense to Ranger's President) are expected to be approximately $50,000 per year, being primarily the costs of complying with the reporting requirements under the Securities Exchange Act of 1934. With a negative working capital deficit and no revenue, Ranger does not have the current ability to fund these expenses. Ranger's President intends to continue to fund, these expenses by advancing funds to Ranger from time-to-time as necessary. To the extent that Ranger's President advances certain expenses for the benefit of Ranger, such advances will bear interest at a rate of 8% per annum and will be reflected on Ranger's books and records.

     Based on the President's commitment to continue to defer collection of a portion of his salary and other amounts due to him, and his further commitment to continue to advance necessary funds to Ranger along with consulting revenues earned in early 2003, Ranger believes it has adequate resources to fund administrative costs at these reduced levels at least through June 30, 2004.

     Ultimately, however, Ranger will only be able to succeed in its business plan if it is able to obtain the funding necessary to undertake the contemplated oil and gas drilling operations or otherwise generates the cash flow necessary to undertake the necessary oil and gas drilling. Management is continuing to pursue merger opportunities and consulting opportunities which, if successful, are expected to provide Ranger the cash required to undertake the drilling necessary to produce oil and gas from the proved reserves reflected in the geological surveys.

     Should its efforts relating to merger and consulting endeavors be unsuccessful during 2003, management will reassess the situation in early 2004. The president has no binding obligation to continue his debt forbearance and funding activities after June 30, 2004. If the President fails to do so, and if Ranger is unable to obtain revenue or equity investment, it may not be able to continue its business activities after June 30, 2004.

     Ranger (including its wholly-owned subsidiary, Bumgarner) has no current plans to hire additional employees, and its primary capital commitments are to complete its obligations under the promissory note to the Henryetta Joint Venture which will provide the funds to the Joint Venture necessary for its anticipated drilling operations.

Critical accounting policies:

Accounting principles generally accepted in the United States of America require estimates and assumptions to be made that affect the reported amounts in the Company's consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of the Company.

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

Recent Accounting Pronouncements:

FASB Statement No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure (Statement 148)

     During December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for Stock-Based Compensation (Statement 123). Statement 148 also amends and augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim Financial Reporting to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002.

     This statement has no current impact on the Company as the Company does not currently plan to transition to the fair value approach in Statement 123 nor have stock-based employee compensation equity instruments been issued by the Company.

FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45)

     During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5 Accounting for Contingencies. In addition Interpretation 45, requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

     The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

FASB Statement No.146 Accounting for Costs Associated with Exit or Disposal Activities (Statement 146)

     During July 2002, the FASB issued Statement 146. Statement 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to and exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), Statement 146 provides standards that provide for the timing of recognition of these types of benefits. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.

     Management's plans with respect to the continuation of the Company are described in Note 2. While there are currently no specific plans to exit activities as part of these plans, any such activity would require the application of Statement 146.

     FASB Statement 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (Statement 145)

     During April 2002, the FASB issued Statement 145. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of Statement No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations. In the absence of Statement No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. Statement 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002.

     Management has elected to early adopt Statement 145 in connection with its current annual report, which is permissible under the standard. During the year ended December 31, 2002, the Company recorded a gain on the early extinguishments of debt of $101,719 as a component of loss from continuing operations in the accompanying financial statements.

Item 7.  Financial Statements.

     See the Financial Statements and Schedules which appear commencing on page F - 1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Aidman, Piser & Company, P.A. ("AP") was the independent accounting firm for Ranger for the fiscal years ended December 31, 2001 and 2002. AP audited Ranger's financial statements for the fiscal years ended December 31, 2001 and 2002. AP's reports for these fiscal years did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     Prior to Ranger engaging AP in April 2001, AP consulted with Bumgarner in connection with the completion of the tender offer and merger completed with Ranger on February 6, 2001 (previously reported on Form 8-K). AP audited the financial statements for Bumgarner for the year ended December 31, 2000. Bumgarner is Ranger's wholly-owned subsidiary.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Directors and Executive Officers. The following table sets forth the names, ages and business backgrounds of Ranger's executive officers and directors, together with all positions and offices held with Ranger by such executive officers and directors:


                                                               Present Principal Occupation or
                                                              Employment and Material Positions
Name, Office, Start Date                    Age                Held during the Past Five Years
------------------------                    ---                -------------------------------
Charles G. Masters                           63       Mr. Masters is the founder of Bumgarner and has
   Director, President, Treasurer,                    served as its president and sole director since
   Chief Executive Officer,                           March 1998.  Since 1973, Mr. Masters has also served
   February 6, 2001                                   as the president of DataCash Systems, Inc., a
                                                      privately owned consulting company specializing in
                                                      business and corporate development, and since 1974,
                                                      Mr. Masters has served as president of MicroBeam
                                                      Corporation, a privately owned computer software and
                                                      consulting company.  Mr. Masters received a B.S.E.E.
                                                      ('61) from Duke University, a M.S.E.E. ('64) from
                                                      the University of Pittsburgh and a M.S.M.S. ('66)
                                                      from Johns Hopkins University.

Robert Sherman Jent                          50       Mr. Jent has been self-employed as an investment
   Director, Secretary, February 6,                   banking consultant since March 2000.  He was
   2001                                               employed by Westport Resources Investment Services,
                                                      Inc. as an investment banking and securities
                                                      brokerage manager from July 1999 through March
                                                      2000. He was employed as an investment banking and
                                                      securities brokerage manager by Nutmeg Securities,
                                                      Ltd. from October 1995 through July 1999.

Henry C. Shults, Jr.                         55       Mr. Shults has served as the president of Inter-Oil
   Director, February 6, 2001                         & Gas Group, Inc., an oil and gas exploration and
                                                      development company, since 1985.


     Significant Employees and Family Relationships. There are no significant employees who are not also directors or executive officers. There were and are no family relationships among the officers, directors or any person chosen by Ranger to become a director or officer. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. None of our directors is also a director of another company which has a class of securities registered under Section 12 of the Securities Exchange Act of 1934, or which is subject to the reporting requirements of Section 15(d) of that act.

     Involvement in Certain Legal Proceedings. Based on information submitted by the directors and executive officers, none of the directors or executive officers is involved in, or has been involved in, legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer.

     Promoters and Control Persons. Not applicable.

                                       14



     Audit Committee. Ranger has not appointed an audit committee and, therefore, its entire board of directors serves the function of the audit committee.

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

     Based solely on its review of Forms 3, 4 and 5 available to it and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, Ranger believes that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2002.


Item 10.  Executive Compensation.

     Summary Compensation Table. In the fiscal years ended December 31, 2002,
2001 and 2000, executive officers of Ranger who received any salary or other compensation from Ranger were as follows:

                          Annual compensation                           Long-term
                          -------------------                           Compensation Awards
                                                                        -------------------
                                                                        Awards                        Payout
                                                                        ------                        ------
                                                                                      Securities
                                                                        ($)           Underlying
Name and             Fiscal     ($)          ($)           ($)          Restricted    Options &                  All Other
Principal Position   Year       Salary       Bonus         Other        Awards        SARs (#)        LTIP       Compensation
------------------   ----       ------       -----         -----        ------        --------        ----       -------------
Charles G. Masters   2000       N/A          N/A           N/A          N/A           N/A             0          0
President and Chief  2001 (1)   $110,614     0             0            0             0               0          0
Executive Officer    2002       (2)          0             0            0             0               0          0
                                $60,393
                                (2)

-------------------------------------------------------------------------------------------------------------------

(1) Mr. Masters became president and chief executive officer on February 6, 2001.

(2) Mr. Masters salary accrues at a rate of $120,000 per year. This figure does not include $9,386 in accrued, but unpaid salary due to Mr. Masters as of December 31, 2001 and $59,607 in salary that accrued during 2002 but which was not paid to Mr. Masters during 2002. Mr. Masters has agreed to defer payment of $50,000 of the accrued payroll from the 2000 calendar year to December 31, 2004 with the remainder of $68,993 due on demand. These amounts are non-interest bearing.

         Options/SAR Grants in Last Fiscal Year

     Stock Options and Option Plans. Ranger does not have any stock option plans by which it grants stock options to its executive officers.

                                       15

     Option Grants. There were no stock options or stock appreciation rights granted to executive officers during the fiscal years ended December 31, 2001 and 2002.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values. No stock options have been granted to any executive officer. Therefore, No stock options have been exercised during the fiscal year ended December 31, 2002, or subsequently.

     Long Term Incentive Compensation Plans, and Defined Benefit and Actuarial Plans. Ranger has no long term incentive compensation plans, defined benefit plans, or actuarial plans.

     Employment Agreements, Termination of Employment and Change In Control Agreements.

     No Employment Agreement with Mr. Masters. Ranger has not entered into an employment agreement with Mr. Masters, but has agreed to compensate Mr. Masters at the rate of $120,000 per year, as well as auto, insurance and other normal benefits. Ranger has not paid a bonus or any additional compensation to Mr. Masters. Mr. Masters has in the past deferred receipt of portions of his compensation in efforts to improve the Company's cash flow and by letter to the Board of Directors dated February 28, 2003 has agreed to continue to defer collection of all or a part of his salary and other amounts owed to him until such time as Ranger is adequately capitalized to pay all or a portion of the deferred amount. Mr. Masters agreed that accrued, but unpaid salary does not bear interest.

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

     Ranger, through the Henryetta Joint Venture, paid Mr. Shults and his company, Inter-Oil & Gas Group, Inc., a total of $267,143 in 2002 and 2001, including reimbursement of third-party expenses.

     Ranger, through the oral arrangement that established the OK'ee Mac Joint Venture, may also pay certain administrative fees to Mr. Shults and his company. Through December 31, 2002, no fees had been paid.

     During 2001, the Company issued 125,000 non-qualified stock options to directors. The exercise price of the options was $.20; the market price of the Company's stock on the date of grant was $.15. These options, which expire October 31, 2004, are fully vested and exercisable at December 31, 2002 and 2001, respectively. The Company recognized compensation expense for the fair value of these non-employee option grants of $5,200 during 2001.

     Ranger has not paid its directors any additional cash, debt, or equity compensation except as set forth in the preceding paragraphs. In 2002 Mr. Shults' company, Inter-Oil, forgave $69,277 in compensation and reimbursement of expenses attributable to its operations with respect to the Henryetta and OK'ee Mac joint ventures.



Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table provides information as to the beneficial ownership of Ranger's common stock as of March 26, 2003 by (i) each person or group known by Ranger to be the beneficial owner of more than 5% of its common stock, (ii) each nominee and current director of Ranger, (iii) each executive officer, and (iv) all of Ranger's current directors and executive officers as a group. The persons named in the table have sole voting and dispositive powers with respect to all shares of common stock unless otherwise stated in the notes following the table.

                                                          Amount and Nature of     Percentage
               Name of Beneficial Owner,                  Beneficial Ownership      of Common
     Including Addresses of Owners of More than 5%          of Common Stock         Stock (1)
     ---------------------------------------------        --------------------      ---------
George Ruppell
Modern Tool & Die Corp.
5201 102nd Avenue
North Pinellas Park, FL 33780                                   1,000,000               6%

Robert Sherman Jent, Director, Secretary                          100,000(2)            *


Charles G. Masters, Director, President, Treasurer,
Chief Executive Officer
Ranger Industries, Inc.
3400 82nd Way North
St. Petersburg, FL 33710                                       11,401,000(3)           73%

Henry C. Shults, Jr., Director                                     25,000(2)            *
All directors and officers as a group (3 persons)              11,526,000(2,3)         73%

-------------------------

*      Less than 1%.

(1) All percentages have been determined using the number of shares of the common stock of Ranger outstanding as of April 8, 2002, i.e., 15,610,463 shares of common stock. This total does not include 4,388,181 shares of common stock which, although issued, are held by Ranger's wholly-owned subsidiary, Bumgarner.

(2) Consists only of non-qualified stock options held by Messrs. Jent and Shults exercisable until October 31, 2004 at $.20.

(3) Includes 400,000 shares of common stock held in the name of the Charles G.
Masters Trust Fund for which Charles G. Masters serves as Trustee.

     No Change of Control Arrangements. We know of no plans or arrangement that will result in a change of control of Ranger.

                                       17

Item 12.  Certain Relationships and Related Transactions.

     We provide the following information regarding transactions among officers, directors and significant shareholders of Ranger during the most recent two fiscal years and during the subsequent fiscal year.

Extinguishment of debt:

     One of the partners in the Henryetta JV (Inter-Oil & Gas Group, Inc. - "Inter-Oil") manages the joint venture and is reimbursed for any costs it incurs in that regard. Total payments (or amounts due) to Inter-Oil and an officer of that Company aggregated $267,143 in 2001, all of which were capitalized as investment in oil and gas properties. The balance due to Inter-Oil as of December 31, 2001 was $69,276. In 2002, Inter-Oil forgave this debt. This extinguishment of debt is included in other income/expense in the accompanying 2002 statement of operations. There have been no payments made to and there are no balances due to Inter-Oil as of December 31, 2002 and for the year then ended.

     In addition and for no consideration, Inter-Oil has extended a promissory note in the amount of $1,491,738 originally due from Bumgarner in October 2002 until January 31, 2005.

Due to related parties:

     Ranger and Bumgarner owe significant amounts to Mr. Masters for funds advanced, salaries deferred, and other amounts he and his affiliates have made available to Ranger. See "Management Discussion and Analysis" above and Note 5 to the Financial Statements ("Due to Related Parties") below.

Joint Ventures

     The relationship between Ranger and the Henryetta Joint Venture was established at a time when Mr. Shults was unaffiliated. However, Mr. Shults is now a director of Ranger and, as a result, it can be considered a related party transaction. During the period that Mr. Shults has been a director, the Joint Venture has commenced drilling the Joshua #1 well, and Ranger has paid the Mr. Shults or Inter-Oil and Gas Group, Inc. ("Inter-Oil") approximately $267,000. The balance due to Inter-Oil as of December 31, 2001 was $69,276. In 2002, Inter-Oil forgave this debt. As a result, Ranger has made no payments to, and there is no outstanding balance due to, Inter-Oil as of December 31, 2002.

     Bumgarner first reviewed the OK'ee Mac Joint Venture before Mr. Shults became an affiliate, but Bumgarner elected to defer participation in the opportunity at that time. In December 2001 (at which time Mr. Shults was an affiliate), Ranger, through Bumgarner, elected to initiate participation in the OK'ee Mac Joint Venture. Because of the small expenditures required to date (approximately $37,000) and the lack of any binding financial obligation, Ranger does not consider its participation in the OK'ee Mac Joint Venture to be material at the present time.

Other:

     Ranger retained Mr. Jent as a consultant in connection with reviewing and performing due diligence for certain business opportunities that Ranger was investigating, as described above in "Executive Compensation-Compensation of Directors."

Merger-Related Transactions

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

     In addition, concurrent with the execution of the Merger Agreement, on December 29, 2000 Bumgarner entered into the Agreement to Purchase Shares with each of Messrs. Handel and Perlmutter, then directors of Ranger, pursuant to which Bumgarner agreed to purchase all shares held, directly or indirectly, by Messrs. Handel and Perlmutter, or their assigns, tendered in the Tender Offer but not purchased because of pro-ration, at a price of $2.00 per share.

ITEM 13.  Controls and Procedures

     Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, Ranger carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's principal executive officer as well as the Company's principal financial officer, who concluded that the Company's disclosure controls and procedures are effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive officer and the Company's principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The financial statements included as a part of this report. The exhibits that are part of this report are listed in the Exhibit Index at the end of this report.

                                  EXHIBIT INDEX

     The exhibits required by Item 601 of Regulation S-B are as follows. All such exhibits are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, except those marked with an asterisk.

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

        21          List of subsidiaries.


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

                                            Ranger Industries, Inc.



March 27, 2003                              /s/  Charles G. Masters
                                            -----------------------------------
                                                 Charles G. Masters
                                                 President and Chief Executive
                                                 Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ranger and in the capacities and on the dates indicated.

March 27, 2003                              /s/  Charles G. Masters
                                            -----------------------------------
                                                 Charles G. Masters
                                                 President, Chief Executive
                                                 Officer, Director and Acting
                                                 Chief Financial and Accounting
                                                 Officer (principal executive,
                                                 financial and accounting
                                                 officer)

March 27, 2003                              /s/  Robert Sherman Jent
                                            -----------------------------------
                                                 Robert Sherman Jent
                                                 Director


March 27, 2003                              /s/  Henry C. Shults, Jr.
                                            -----------------------------------
                                                 Henry C. Shults, Jr.
                                                 Director

                          Independent Auditors' Report
                          ----------------------------

Board of Directors
Ranger Industries, Inc. and Subsidiaries
St. Petersburg, Florida

We have audited the accompanying consolidated balance sheet of Ranger Industries, Inc. and Subsidiaries (the "Company"), as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and other comprehensive income and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ranger Industries, Inc. and Subsidiaries, as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

                                            /s/  Aidman, Piser & Company, P.A.
                                            ----------------------------------
                                                 Aidman, Piser & Company, P.A.

January 24, 2002
Tampa, Florida

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $    48,581
  Restricted certificate of deposit                                   8,500,000
  Marketable equity securities                                            1,310
  Accrued interest receivable                                            17,419
                                                                    -----------
    Total current assets                                              8,567,310

Property and equipment, net of accumulated depreciation
  of $3,752                                                               7,227
Investment in oil and gas properties                                    616,550
                                                                    -----------
                                                                    $ 9,191,087
                                                                    ===========

                       LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable, bank                                                $ 8,500,000
  Accounts payable                                                       23,035
  Due to related parties                                                 68,993
  Accrued expenses                                                       66,459
                                                                    -----------
    Total current liabilities                                         8,658,487
                                                                    -----------

Other liabilities                                                       100,000
                                                                    -----------
Due to related parties                                                  614,239
                                                                    -----------

Minority interest                                                          --
                                                                    -----------

Stockholders' deficit:
  Common stock, $.01 par value, 20,000,000 shares authorized;
     19,998,644 shares issued, 15,610,463 shares outstanding            199,986
  Additional paid-in-capital                                          9,487,981
  Deficit accumulated during development stage                       (1,093,032)
  Less treasury stock (4,388,181 shares at cost)                     (8,776,362)
  Other comprehensive loss                                                 (212)
                                                                    -----------
                                                                       (181,639)
                                                                    -----------

                                                                    $ 9,191,087
                                                                    ===========


                 See notes to consolidated financial statements.


                             RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                (A DEVELOPMENT STAGE ENTERPRISE)
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 From Inception
                                                                                (March 18, 1998)
                                                    Years ended December 31,         through
                                                  ----------------------------    December 31,
                                                      2002            2001            2002
                                                  ------------    ------------    ------------
Consulting income                                 $       --      $    150,000    $    150,000
                                                  ------------    ------------    ------------

Operating costs and expenses:
   Loss on investment in oil and gas activities           --           156,130         156,130
   Administrative                                       40,786          75,151         117,571
   Salaries and wages                                  120,000         120,000         290,000
   Stock-based compensation                               --             5,200          19,919
   Consulting and professional fees                    129,715         180,463         310,178
                                                  ------------    ------------    ------------
     Total operating expenses                          290,501         536,944         893,798
                                                  ------------    ------------    ------------

Other income (expense):
   Interest income                                     374,095         353,474         727,569
   Interest expense                                   (582,483)   (    486,515)   (  1,068,997)
   Other income                                           --             2,711           2,711
   Gain on extinguishment of debt                      101,719            --           101,719
   Other expense                                  (     36,340)   (     87,895)   (    124,236)
                                                  ------------    ------------    ------------
                                                  (    143,009)   (    218,225)   (    361,234)
                                                  ------------    ------------    ------------

Loss before income taxes and minority interest    (    433,510)   (    605,169)     (1,105,032)

Income taxes                                              --              --              --

Minority interest in loss of joint venture                --            12,000          12,000
                                                  ------------    ------------    ------------

Net loss                                          ($   433,510)   ($   593,169)   ($ 1,093,032)
                                                  ============    ============    ============

Net loss per share, basic and diluted             ($       .03)  ($       .04)   ($       .15)
                                                  ============    ============    ============

Weighted average shares outstanding, basic and
   diluted                                          15,610,463      15,515,318       7,267,176
                                                  ============    ============    ============


                         See notes to consolidated financial statements.


                            RANGER INDUSTRIES, INC. AND SUBSIDARIES
                               (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                AND OTHER COMPREHENSIVE INCOME
                   FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002



                                              Common Stock          Additional
                                       -------------------------      Paid-In    Accumulated
                                          Shares        Amount        Capital      Deficit
                                       -----------   -----------   -----------   -----------

Issuance of stock in 1998                    1,000   $         1   $      --     $      --

Stock-based compensation                14,719,000        14,719          --            --

Net loss                                      --            --            --     (    66,353)
                                                                                 -----------

Balances, December 31, 2000             14,720,000        14,720          --     (    66,353)

Reverse merger and reorganization        5,278,644        52,786     9,615,261          --


Change in par value                           --         132,480   (   132,480)         --

Stock-based compensation                      --            --           5,200          --

Net loss                                      --            --            --     (   593,169)
Unrealized gain on marketable equity
   securities                                 --            --            --            --
                                       -----------   -----------   -----------   -----------
Balances, December 31, 2001             19,998,644       199,986     9,487,981   (   659,522)

Net loss                                      --            --            --     (   433,510)
Unrealized loss on marketable equity
   securities                                 --            --            --            --
                                       -----------   -----------   -----------   -----------

Balances, December 31, 2002             19,998,644   $   199,986   $ 9,487,981   ($1,093,032)
                                       ===========   ===========   ===========   ===========


                        See notes to consolidated financial statements.


                             RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 AND OTHER COMPREHENSIVE INCOME
              FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002 Accumulated
                                           (Continued)


                                                        Other          Total
                                                       Compre-         Compre-
                                                       hensive        hensive
                                        Treasury        Income         Income
                                          Stock         (Loss)         (Loss)         Total
                                       -----------    -----------    -----------    -----------

Issuance of stock in 1998              $      --      $      --      $      --      $         1

Stock-based compensation                      --             --             --           14,719

Net loss                                      --             --      (    66,353)   (    66,353)
                                       -----------    -----------    -----------    -----------

Balances, December 31, 2000                   --             --      ($   66,353)   (    51,633)
                                                                     ===========
Reverse merger and reorganization       (8,776,362)           --            --          891,685

Change in par value                           --             --             --             --

Stock-based compensation                      --             --             --            5,200

Net loss                                      --             --     (    593,169)   (   593,169)

Unrealized gain on marketable equity
   securities                                 --            9,700          9,700          9,700
                                       -----------    -----------    -----------    -----------

Balances, December 31, 2001             (8,776,362)         9,700    (   583,469)       261,783
                                                                     ===========

Net loss                                      --             --      (   433,510)   (   433,510)

Unrealized loss on marketable equity
   securities                                 --      (     9,912)   (     9,912)   (     9,912)
                                       -----------    -----------    -----------    -----------

Balances, December 31, 2002            ($8,776,362)   ($      212)   ($  443,422)   ($  181,639)
                                       ===========    ===========    ===========    ===========


                         See notes to consolidated financial statements.

                                          F-4 (Continued)

                                RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           From
                                                                                         Inception
                                                                                         (March 18,
                                                                                            1998)
                                                            Years ended December 31,       through
                                                          ----------------------------   December 31,
                                                              2002            2001           2002
                                                          ------------    ------------   ------------
Cash flows from operating activities:
   Net loss                                               ($   433,510)   ($   593,169)  ($ 1,093,032)
Adjustments to reconcile net loss to net cash
     flows from operating activities:
       Gain on extinguishment of debt                     (    101,719)           --     (    101,719)
       Loss on sale of marketable equity securities             36,341            --           36,341
       Stock-based compensation                                   --             5,200         19,919
       Depreciation                                              2,104           1,647          3,751
       Minority interest in loss of joint venture                 --      (     12,000)  (     12,000)
       Change in assets and liabilities:
         Prepaid expenses and other assets                      25,000          12,020         35,020
         Accrued interest receivable                              --            23,503         23,503
         Accounts payable and accrued expenses                  33,774    (    477,152)  (    391,760)
                                                          ------------    ------------   ------------
Net cash flows from operating activities                  (    438,010)   (  1,039,951)  (  1,479,977)
                                                          ------------    ------------   ------------

Cash flows from investing activities:
   Acquisition of property and equipment                  (      2,742)   (      8,236)  (     10,978)
   Acquisition of oil and gas properties                  (     61,435)   (    443,115)  (    504,550)
   Cash acquired in business combination                          --        10,233,478     10,233,478
   Proceeds from sale of marketable equity securities          302,318            --          302,318
   Purchase of restricted certificate of deposit                  --      (  8,500,000)  (  8,500,000)
   Acquisition of marketable equity securities            (    327,681)   (     12,500)  (    340,181)
                                                          ------------    ------------   ------------
Net cash flows from investing activities                  (     89,540)      1,269,627      1,180,087
                                                          ------------    ------------   ------------

Cash flows from financing activities:
   Proceeds from issuance of stock                                --              --                1
   Proceeds from notes payable                                    --         8,500,000      8,500,000
   Acquisition of treasury shares                                 --      (  8,776,362)  (  8,776,362)
   Advances from related parties                               474,897         147,835        624,832
                                                          ------------    ------------   ------------

Net cash flows from financing activities                       474,897    (    128,527)       348,471
                                                          ------------    ------------   ------------

Net change in cash and cash equivalents                   (     52,653)        101,149          48,581

Cash and cash equivalents at beginning of period               101,234              85            --
                                                          ------------    ------------   ------------

Cash and cash equivalents at end of period                $     48,581    $    101,234    $     48,581
                                                          ============    ============    ============


                            See notes to consolidated financial statements

                                                  F-5

                     RANGER INDUSTRIES, INC. AND SUBSIDARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                    $  506,222   $  486,155     $  992,377
                                          ==========   ==========     ==========

     SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

o During 2002, accrued expenses aggregating $58,400 were converted to unsecured notes to related parties.

o During 2002, a portion of the investment in oil and gas wells ($100,000) was funded through an increase in other liabilities.


                 See notes to consolidated financial statements

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


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

     In February 2001, Bumgarner merged with Ranger Industries, Inc.'s ("Ranger") subsidiary (BEI Acquisition Corporation) in consideration of Ranger's issuance of 14,720,000 shares for 100% of Bumgarner's issued and outstanding stock. This transaction was accounted for in accordance with reverse acquisition accounting principles as though it were a re-capitalization of Bumgarner and a sale of shares by Bumgarner in exchange for the net assets of Ranger. In February 2001, Bumgarner completed a tender offer for 4,225,000 shares of Ranger common stock at $2.00 per share. Simultaneously, Bumgarner acquired an additional 163,181 shares pursuant to the terms of a related merger and acquisition agreement. The acquisition was financed through a bank loan in the amount of $8,500,000, which is collateralized by an equivalent amount in restricted certificate of deposit.

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

     Since Bumgarner is considered the acquirer for accounting and financial reporting purposes, the accompanying statements of operations for the years ended December 31, 2002 and 2001 include the results of operations and cash flows of Bumgarner for those periods and the results of operations and cash flows of Ranger from the date of acquisition (February 6, 2001) through December 31, 2002.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Company's 74.415% interest in Henryetta Joint Venture and the Company's 80% interest in OK'ee Mac Joint Venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash equivalents:

     For purposes of the statement of cash flows, the Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

     Property and equipment:

     Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of five years.

     Marketable equity securities:

     Marketable equity securities consist of common stock investments in public companies which are classified as available-for-sale securities and carried at fair value. Unrealized holding losses of $212 are reported as a separate component of stockholders' equity.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


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

     Stock-based compensation:

     The Company accounts for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, and related interpretations. Accordingly, in cases where exercise prices for stock option grants equal or exceed the trading market value of the stock at the date of grant, the Company recognizes no compensation expense. In cases where exercise prices are less than the fair value of the stock at the date of grant, compensation is recognized over the period of performance or the vesting period.

     There have been no employee stock-based compensation equity instruments issued. The Company accounts for non-employee stock-based compensation using the fair value method prescribed by Financial Accounting Standards Board (FASB) Statement No. 123.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements

     FASB Statement No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure (Statement 148)

     During December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for Stock-Based Compensation (Statement 123). Statement 148 also amends and augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim Financial Reporting to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002.

     This statement has no current impact on the Company as the Company does not currently plan to transition to the fair value approach in Statement 123 nor have stock-based employee compensation equity instruments been issued by the Company.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements (continued)

     FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45)

     During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5 Accounting for Contingencies. In addition Interpretation 45, requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

     The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements (continued)

     FASB Statement No.146 Accounting for Costs Associated with Exit or Disposal Activities (Statement 146)

     During July 2002, the FASB issued Statement 146. Statement 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to and exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), Statement 146 provides standards that provide for the timing of recognition of these types of benefits. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.

     Management's plans with respect to the continuation of the Company are described in Note 2. While there are currently no specific plans to exit activities as part of these plans, any such activity would require the application of Statement 146.

     FASB Statement 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (Statement
     145)

     During April 2002, the FASB issued Statement 145. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of Statement No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations. In the absence of Statement No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. Statement 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Recent Accounting Pronouncements (continued)

     Management has elected to early adopt Statement 145 in connection with its current annual report, which is permissible under the standard. During the year ended December 31, 2002, the Company recorded a gain on the early extinguishments of debt of $101,719 as a component of loss from continuing operations in the accompanying financial statements.

2.   Management plans regarding operations and liquidity:

     The Company has generated losses since inception and has not yet generated revenues from its anticipated primary oil and gas business activities. The Company expended a substantial portion of its liquid assets in 2002 which resulted in negative cash flow from operations of approximately $438,000 and, as a result, the Company has a working capital deficit of $91,177 at December 31, 2002. To date, these negative cash flows have been funded primarily by advances from the Company's President (also a principal stockholder). The Company's current liabilities include an $8,500,000 bank note payable which was repaid in February 2003 from the proceeds of the Company's restricted certificate of deposit, thereby improving cash flow by approximately $13,000 per month as a result of reduced net interest costs. Current liabilities also include $68,993 due to the Company's President.

     Management is aggressively pursuing several merger opportunities which, if successful, are expected to provide the Company the cash required to undertake the drilling necessary to produce oil and gas from the proved reserves reflected in the geological surveys. The report of findings reflects the Company's share of the present value of the net future cash flows of approximately $4,000,000 from these proved oil and gas properties. Management is also actively involved in several business consulting opportunities, which are expected to yield revenues sufficient to support an increased level of operating costs in 2003. However, there can be no assurance that management will be successful in connection with these merger or consulting efforts.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


2.   Management plans regarding operations and liquidity (continued):

     As a result of these uncertainties, management has drastically reduced expenditures and curtailed all drilling and most other business activities and will continue to do so until adequate funding or revenues are generated (these steps include the voluntary deferral by the President of a portion of his salary). Management expects that expenses for 2003, exclusive of the President's salary, will approximate $50,000, which are costs primarily associated with compliance requirements under the Securities Exchange Act of 1934. To the extent outside funding or revenue from consulting contracts, if any, are not adequate to cover these expenses, the President has agreed to continue to defer a portion of his salary and advance additional funds, as necessary, to cover any shortfall through at least June 30, 2004.

     Ultimately, however, the Company will only be able to succeed in its business plan if it is able to obtain the funding necessary to undertake the contemplated oil and gas drilling operations.

     Should its efforts relating to business consulting and other funding endeavors be unsuccessful by June 30, 2004, management will reassess the Company's liquidity situation. The President has no binding obligation to continue his debt forbearance and funding activities after June 30, 2004.

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

     Assets acquired and liabilities assumed from Ranger are as follows:

      Cash                                         $ 10,233,478
      Other current assets                               43,197
      Refundable income taxes                            32,755
      Accounts payable and accrued expenses        (    641,373)
                                                   ------------
      Net assets acquired                          $  9,668,057
                                                   ============

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


3.   Business combinations (continued):

     As also indicated in Note 1, Bumgarner acquired a 74.415% interest in Henryetta Joint Venture in October 2000. Consideration for this equity interest was in the form of a $2,073,728 promissory note payable to Henryetta, which bears interest at 6% and is payable in full by January 31, 2005. The Company will forfeit its interest in the Henryetta Joint Venture (pro-rata with any unpaid balance) if the note is not paid by the due date. Since the note is payable to an entity included in the consolidated financial statements, the note payable of $1,491,738, (original amount net of $581,990 in principal repayments) and related interest, have been eliminated in consolidation.

     In December 2001, the Company acquired an 80% interest in OK'ee Mac Joint Venture at a nominal cost.

4.   Oil and gas properties:

     In October 2000, the Company acquired a 74.415% working interest in Henryetta Joint Venture, ("Henryetta JV") which was formed as a general partnership under Oklahoma law and owns four leasehold interests in Okfuskee and Coal counties, Oklahoma. The properties at present have no producing oil or gas wells. The Company eventually expects to drill at least three additional exploratory wells at a total cost of $1,800,000. The Henryetta JV automatically terminates, unless renewed, in 2010.

     The Henryetta JV commenced drilling of the Joshua #1 well on Lease B in April 2001. During 2001, the Company experienced difficulties with Joshua #1 and has recorded a charge to operations of $156,130 to write-down certain assets considered to be impaired in connection with that well. Upon resumption of drilling activities, the Company anticipates drilling a second well adjacent to Joshua #1 at a cost of approximately $130,000.

     All of the interests held by the Henryetta JV are in undeveloped acreage in Coal and Okfuskee counties, in south central and central Oklahoma, respectively. This prospect consists of four leases from private landowners.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


4.   Oil and gas properties (continued):

     The Henryetta JV is in the process of acquiring the entire working interest within the area of the four leases and believes it has acquired the majority of the working interest in Lease B. The Henryetta JV is negotiating with landowners to acquire the remaining property interests in all lease areas and believes it will be able to acquire those interests. After it acquires the outstanding property interests, it will be able to drill the planned wells, subject to adequate financing. The Henryetta JV expects to drill additional wells on Lease B as soon as funds are available. Thereafter, and subject to adequate financing, the Henryetta JV expects to drill an exploratory well on each of Leases A, C and D.

     The Company has begun the development of a second joint venture also in Central Oklahoma. The Company is expanding its prospect lease base to include both a key 60 acre track adjacent to the Henryetta JV Lease B properties plus a new group of properties in two other central Oklahoma counties. The new properties are known collectively as the OK'ee Mac Joint Venture ("OK'ee Mac JV"). In the aggregate, the OK'ee Mac JV properties are believed to contain oil and gas reserves of the same order of magnitude as those being developed in the Henryetta JV. Key leases on individual properties are in place and others are being negotiated. As with the Henryetta JV, the company's OK'ee Mac JV partner is InterOil and Gas Group, Inc. InterOil and Gas Group, Inc. is an Oklahoma based oil services company controlled by Mr. Henry Shults, a member of the Ranger Board of Directors. Ranger owns an 80% after payout, working interest in the OK'ee Mac JV. Prior to payout, the Company receives 100% of the net revenue.

     Oklahoma has a procedure called "forced pooling" by which an oil and gas operator can apply to the Oklahoma Corporation Commission to force other landowners to pool their mineral interests with the interests of that operator. If either of the Joint Ventures is not able to lease the remaining working interests on reasonable terms or renew existing leases, they intend to apply to force pool the remaining working interests on terms similar to the leases which it has obtained from the other property owners, including royalty interest no greater than 20%.



                                              RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


4. Oil and gas properties (continued):

     The following table summarizes the Henryetta Joint Venture's interest in its four leases.

------------------------------------ ---------- ------------ ------------ ------------- ------------- ---------------- ------------
                                                                          Net Acres (1)
                                                Nature of       Gross     (to the Joint Net Acres (2)    Primary lease     Lessor
                 Land Description               Reserves      Acres (1)     Venture)     (to Ranger)        term          Royalty
------------------------------------ ---------- ------------ ------------ ------------- ------------- ---------------- ------------
Lease A                              Private    Proved            80            80         59.532      October    2003      20%
SW 1/4SW1/4Section 14, T10N, R12E    landowner  undeveloped                                            (4)
------------------------------------ ---------- ------------ ------------ ------------- ------------- ---------------- ------------
Lease B                              Private    Proved           480           432        321.47                            20%
SW 1/4SW1/4Section  28, SE1/4Section landowner  undeveloped                                            (3)
29, NW1/4NE1/4Section  32, E1/2NE1/4
Section 32, NW1/4 Section 33, all in
T11N, R11E Okfuskee County
------------------------------------ ---------- ------------ ------------ ------------- ------------- ---------------- ------------
Lease C                              Private    Unproved         520       256.898        191.171      October    2003      20%
SE 1/4NE1/4Section  11, N1/2and N1/2 landowner                                                         (4)
S1/2Section 12, all in T3N, R8E Coal
County
------------------------------------ ---------- ------------ ------------ ------------- ------------- ---------------- ------------
Lease D                              Private    Unproved         440           220        163.713      November   2003      20%
NE 1/4SW1/4and W1/2W1/2Section  5,   landowner                                                         (4)
NE1/4SE1/4and S 1/2 SE 1/4 Section
6, NE 1/4 Section 7, and NW 1/4
Section 8, all in T3N, R9E Coal
County NE 1/4 Section 19, T10N,
R13E Section 19, T10N, R13E
------------------------------------ ---------- ------------ ------------ ------------- ------------- ---------------- ------------

(1) A "gross acre" is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. The disclosure of net acres subject to lease reflects lease status as of December 31, 2002. A "net acre" is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(2) Reflects Bumgarner's interest in the Joint Venture (74.415%) multiplied by the net acres owned by the Joint Venture. Ranger's interest in this property is through its subsidiary investment in the Joint Venture; Ranger has no direct interest in the leased properties.


                                             RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             YEARS ENDED DECEMBER 31, 2002 AND 2001
                                  AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


(3) The lease provided for an initial term through June 2002. Management believes that, because it drilled a well on this property and found commercial quantities of oil and gas, the lease remains in effect.

(4)  See forced pooling discussion on previous page.


     The following table summarizes the OK'ee Mac Joint Venture's interest in its three leases.

--------------------------------------------------- --------- --------- --------- ------------- ------------- ------------- -------
                                                                                  Net Acres (1)
                                                              Nature of  Gross    (to the Joint Net Acres (2) Primary lease Lessor
                 Land Description                             Reserves  Acres (1)    Venture)    (to Ranger)     term       Royalty
--------------------------------------------------- --------- --------- --------- ------------- ------------- ------------- -------
Lease A                                             Private   Unproved     400      78.6071        58.4954     October 2003   20%
SW 1/4and SW1/4NW1/4of  Section  29,  SE1/4NE1/4and landowner                                                      (4)
E 1/2SE1/4of  Section  30  and N1/2NW1/4of  Section
32 all in 11N-13E Okmulgee, County
--------------------------------------------------- --------- --------- --------- ------------- ------------- ------------- -------
Lease C                                             Private   Unproved     240      71.0227        52.8515     October 2003   20%
NW 1/4and N1/2SW1/4of  Section  15 all  in  10N-12E landowner                                                      (4)
Okfuskee County
--------------------------------------------------- --------- --------- --------- ------------- ------------- ------------- -------
Lease H                                             Private   Unproved     560         20          14.883      October 2003   20%
E 1/2SE1/4of  Section  34 and SW1/4and W1/2SE1/4and landowner                                                       (4)
W 1/2NE1/4and NW1/4of  Section  35 all in 10N - 13E
McIntosh County
--------------------------------------------------- --------- --------- --------- ------------- ------------- ------------- -------

                                                              F-19

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


4.   Oil and gas properties (continued):

     Supplemental information with respect to oil and gas properties is as follows:

     Capitalized costs relating to oil and gas exploration and development activities at December 31, 2002:

       Property acquisition                            $121,924
       Development                                      494,626
                                                       --------
                                                       $616,550
                                                       ========

     Costs incurred in oil and gas exploration and development activities for the years ended December 31, 2002 and 2001:

                                                         2002             2001
                                                       --------         --------
     Property acquisition costs:
       Proved                                          $ 14,386         $ 94,788
       Unproved                                             750             --
       Development costs                                 46,299          348,327
                                                       --------         --------
                                                       $ 61,435         $443,115
                                                       ========         ========

     Note: Substantially all oil and gas costs incurred are attributable to the majority interest in the Henryetta JV.

     Reserve Information:

     The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves for the Henryetta JV. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. The OK'ee Mac JV is unproved, in the initial development stage and only land acquisition costs have been incurred. All of the Company's reserves are located in Oklahoma.

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


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

                                                     Oil        Gas
                                                   (MBbls)    (MMcf)
                                                   -------    ------
     Beginning of year:
         Proved, developed reserves                    -          -
                                                   ========   ========
         Proved, undeveloped reserves                   232      2,801
                                                   ========   ========

     End of year:
         Proved, developed reserves                    -          -
                                                   ========   ========
         Proved, undeveloped reserves                   232      2,801
                                                   ========   ========

     Standardized measure of discounted future net cash flows at December 31, 2002:

                                                                     Henryetta
                                                                   ------------
         Future cash inflows                                       $ 11,599,427
         Future production costs                                   (    391,300)
         Future development costs                                  (    394,810)
         Future income tax expenses                                (  3,676,528)
                                                                   ------------

         Future net cash flows                                        7,136,789
           10% annual discount for estimated timing
           of cash flows                                           (  1,699,042)
                                                                   ------------

     Standardized measures of discounted future net
       cash flows relating to proved oil and gas
       reserves at beginning and end of period                     $  5,437,747
                                                                   ============

     Ranger share of Henryetta JV at 74.415% (net after taxes)     $  4,046,499
                                                                   ============

     As noted in Note 1 the carrying values of the oil and gas properties as reflected in the accompanying balance sheet do not reflect the underlying fair values of such properties.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


5.   Related party transactions:

     Extinguishment of debt:

     One of the partners in the Henryetta JV, Inter-Oil & Gas Group, Inc. - ("Inter-Oil"), manages the joint venture and is reimbursed for any costs it incurs in that regard. Total payments (or amounts due) to Inter-Oil and an officer of that Company aggregated $267,143 in 2001, all of which were capitalized as investment in oil and gas properties. The balance due to Inter-Oil as of December 31, 2001 was $69,276. In 2002, Inter-Oil forgave this debt. This extinguishment of debt is included in other income/expense in the accompanying 2002 statement of operations. There have been no payments made to, and there are no balances due to, Inter-Oil as of December 31, 2002 and for the year then ended.

     Due to related parties:

     Due to related parties represent unsecured advances from the President of the Company and entities affiliated through partial common ownership or control. These advances generally bear interest at 8% and mature December 31, 2004. Of these amounts $118,993 represent accrued payroll to the President as of December 31, 2002. Payment of $50,000 of the accrued payroll has been deferred to December 31, 2004 with the remainder of $68,993 due on demand. Interest expense on these related party advances aggregated approximately $29,000 and $1,500 for the years ended December 31, 2002 and 2001, respectively.

     Other:

     The Company earned $150,000 in 2001 for consulting services rendered to an affiliate.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


6.   Partnership agreements:

     Under the terms of the Henryetta JV agreement, and subject to satisfaction of the promissory note, the Company is responsible for approximately 93% of expenses and is entitled to 93% of all distributions until such time as its investment has been recovered. The other partners will collectively share in the remaining 7%. Thereafter, profits, losses and distributions shall be allocated 74.415% to the Company, 20% to Inter-Oil and 5.585% to others.

     The Company has orally agreed to pay a fee aggregating $100,000 in connection with the Company's investment in the Henryetta JV. This amount is recorded as a long-term liability in the accompanying consolidated balance sheet, as the agreed-upon payment date will be no earlier than January 1, 2004.

     Under the terms of the OK'ee Mac JV agreement, the Company expects to fund 100% of the exploration and development costs and is entitled to 100% of all distributions until such time as its investment has been recovered. Thereafter, profits, losses and distributions will be allocated 80% to the Company, and 20% to InterOil and Gas Group, Inc., the joint venture partner and project manager.

7.   Note payable, bank

     Note payable, bank consists of an $8,500,000 note collateralized by a restricted certificate of deposit which matured on February 14, 2003. The loan bears interest at 6.4% and originally matured January 29, 2003 but maturity was extended to February 14, 2003, at which time it was repaid from the proceeds of the restricted certificate of deposit.

8.   Income taxes:

     Income tax (expense) benefit consists of the following:

                                                      2002        2001
                                                    ---------  ---------
         Deferred tax benefit of operating
           loss carryforward                        $ 167,000  $ 213,000
         Increase in valuation allowance            ( 167,000) ( 213,000)
                                                    ---------  ---------
         Income tax expense                         $    -     $    -
                                                    =========  =========

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002



8.   Income taxes (continued):

     The provision for income tax expense varies from that which would be expected based upon applying the statutory federal rate to pre-tax accounting loss as follows:

                                                            2002      2001
                                                          --------  --------
       Statutory federal rate                                35%       35%
       State tax provisions,
         net of federal benefit                               4         4
       Partnership losses attributable to
         minority joint venture partner                       -     (   1   )
       Change in deferred tax asset valuation
         allowance                                        (  39   ) (  38   )
                                                          --------  --------
                                                          $  0%     $  0%
                                                          ========  ========

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of $408,000, reduced by a $408,000 valuation allowance since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized. Net operating loss carryforwards of $1,086,000 expire 2020 through 2022

9.   Stock-based compensation:

     During 2001, the Company issued 125,000 non-qualified stock options to directors. The exercise price of the options was $.20; the market price of the Company's stock on the date of grant was $.15. These options, which have a remaining contractual life of 1.84 years, are fully vested and exercisable at December 31, 2002 and 2001, respectively. The Company recognized compensation expense for the fair value of these non-employee option grants of $5,200 during 2001.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 50%, risk-free interest rates of 4.09%, and expected life of approximately three years.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND FROM INCEPTION (MARCH 18, 1998) THROUGH DECEMBER 31, 2002


10.  Fair value of financial instruments and concentrations of credit risk.

     Fair value of financial instruments:

     The estimated fair value of cash and cash equivalents, restricted certificates of deposit, long-term debt and trade payables approximate the carrying amount due to their short-term nature, variable interest rates or rates available for debt with similar terms and maturities. The estimated fair value of other liabilities and due to related parties approximates $94,000 and $674,000, respectively. The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

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

11.  Earnings per share:

     Weighted average shares outstanding for earnings per share calculations consider the issuance of 5,278,644 shares less the 4,388,181 shares repurchased on February 8, 2001. Securities excluded from the calculation because they would have been anti-dilutive consist of the 125,000 options discussed in Note 9.

                                 CERTIFICATIONS

I, Charles G. Masters, certify that:

     1. I have reviewed this annual report on Form 10-KSB of RANGER INDUSTRIES, INC.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/  Charles G. Masters
-----------------------------
     Charles G. Masters
     Chief Executive Officer, Principal Financial
     and Accounting Officer and President