Form 10QSB
period 2003-03-31
RANGER INDUSTRIES INC
filed 2003-05-15
CIK 21610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2003, were 15,610,463 shares, $0.01 par value.


                               RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                     PART I. FINANCIAL INFORMATION

                                               ASSETS

                                                                          March 31, 2003         December 31,
                                                                           (Unaudited)               2002
                                                                           -----------            -----------
Current assets:
  Cash and cash equivalents                                                $       787            $    48,581
  Restricted cash and cash equivalents                                            --                8,500,000
  Marketable equity securities                                                   1,052                  1,310
  Account receivable                                                            50,000                   --
  Accrued interest receivable                                                     --                   17,419
                                                                           -----------            -----------
    Total current assets                                                        51,839              8,567,310

Property and equipment, net of accumulated depreciation of $4,300
  in 2003 and $3,752 in 2002                                                     6,678                  7,227
Investment in oil and gas properties                                           616,550                616,550
                                                                           -----------            -----------
                                                                           $   675,067            $ 9,191,087
                                                                           ===========            ===========

                                   LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable, bank                                                       $      --              $ 8,500,000
  Accounts payable                                                              30,902                 23,035
  Due to related parties                                                        86,275                 68,993
  Accrued expenses                                                              18,494                 66,459
                                                                           -----------            -----------

    Total current liabilities                                                  135,671              8,658,487

Other liabilities                                                              100,000                100,000
Due to related parties                                                         654,430                614,239
                                                                           -----------            -----------
                                                                               890,101              9,372,726
                                                                           -----------            -----------

Minority interest                                                                 --                     --
                                                                           -----------            -----------

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized;
      19,998,644 shares issued; 15,610,463 shares outstanding                  199,986                199,986
  Additional paid-in-capital                                                 9,487,981              9,487,981
  Deficit accumulated during development stage                              (1,126,427)            (1,093,032)
  Less treasury stock (4,388,181 shares at cost)                            (8,776,362)            (8,776,362)
  Other comprehensive income                                                      (212)                  (212)
                                                                           -----------            -----------
                                                                              (215,034)              (181,639)
                                                                           -----------            -----------

                                                                           $   675,067            $ 9,191,087
                                                                           ===========            ===========

                              See notes to condensed consolidated financial statements




                                     RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                                      Three Months                     From Inception
                                                                      Ended March 31,                 (March 18, 1998)
                                                            ----------------------------------            through
                                                                2003                  2002             March 31, 2003
                                                            ------------          ------------          ------------

Consulting income                                           $     50,000          $       --            $    200,000
                                                            ------------          ------------          ------------

Operating costs and expenses
   Loss on investment in oil and gas activities                     --                    --                 156,130
   Administrative                                                  7,412                 8,985               124,983
   Salaries and wages                                             30,000                30,000               320,000
   Stock-based compensation                                         --                    --                  19,919
   Legal and professional fees                                    20,582                21,479               330,760
                                                            ------------          ------------          ------------
                                                                  57,994                60,464               951,792
                                                            ------------          ------------          ------------

Other income and (expenses):
   Interest income                                                35,979                92,698               763,548
   Interest expense                                              (68,770)             (141,443)           (1,137,767)
   Gain on extinguishment of debt                                   --                    --                 101,719
   Other income                                                    7,546                  --                  10,257
   Other expense                                                    (156)                 --                (124,392)
                                                            ------------          ------------          ------------
                                                                 (25,401)              (48,745)             (386,635)
                                                            ------------          ------------          ------------
Loss before income taxes                                         (33,395)             (109,209)           (1,138,427)

Income taxes                                                        --                    --                    --

Minority interest in loss of joint venture                          --                    --                  12,000
                                                            ------------          ------------          ------------

Net loss                                                         (33,395)             (109,209)           (1,126,427)
                                                            ------------          ------------          ------------

Basic loss per share                                        ($      .002)         ($       .01)         ($       .15)
                                                            ============          ============          ============

Weighted average shares outstanding                           15,610,463            15,610,463             7,689,740
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



                                          RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                     Three Months                      From Inception
                                                                     Ended March 31,                (March 18, 1998)
                                                           ---------------------------------            through
                                                               2003                  2002            March 31, 2003
                                                           ------------         ------------         --------------
Cash flows from operating activities:
   Net loss                                                ($    33,395)        ($   109,209)        ($ 1,126,427)
                                                           ------------         ------------         ------------
   Adjustments to reconcile net loss to net cash
     flows from operating activities:
       Gain on extinguishment of debt                              --                   --               (101,719)
       Loss on sale of marketable equity securities                 156                 --                 36,497
       Stock-based compensation                                    --                   --                 19,919
       Depreciation                                                 549                  458                4,300
       Minority interest in loss of joint venture                  --                   --                (12,000)
       Change in assets and liabilities:
         Account receivable                                     (50,000)                --                (50,000)
         Prepaid expenses and other assets                         --                (25,000)              35,020
         Accrued interest receivable                             17,419                 --                 40,922
         Accounts payable and accrued expenses                  (40,099)             (30,788)            (431,859)
                                                           ------------         ------------         ------------
              Total adjustments                                 (71,975)             (55,330)            (458,920)
                                                           ------------         ------------         ------------
Net cash flows from operating activities                       (105,370)            (164,539)          (1,585,347)
                                                           ------------         ------------         ------------

Cash flows from investing activities:
   Purchase of marketable equity securities                      (7,638)             (25,000)            (347,819)
   Proceeds from sale of marketable equity securities             7,741                 --                310,059
   Acquisition of property and equipment                           --                 (2,742)             (10,978)
   Acquisition of oil and gas properties                           --                (34,367)            (504,550)
   Cash acquired in business combination                           --                   --             10,233,478
   Purchase of restricted certificate of deposit                   --                   --             (8,500,000)
   Proceeds from restricted certificate of deposit            8,500,000                 --              8,500,000
                                                           ------------         ------------         ------------
Net cash flows from investing activities                      8,500,103              (62,109)           9,680,190
                                                           ------------         ------------         ------------

Cash flows from financing activities:
   Proceeds from issuance of stock                                 --                   --                      1
   Proceeds from note payable, bank                                --                   --              8,500,000
   Payment of note payable, bank                             (8,500,000)                --             (8,500,000)
   Acquisition of treasury shares                                  --                   --             (8,776,362)
   Advances from related party                                   57,473              137,031              682,305
                                                           ------------         ------------         ------------
Net cash flows from financing activities                     (8,442,527)             137,031           (8,094,056)
                                                           ------------         ------------         ------------

Net increase in cash and cash equivalents                       (47,794)             (89,617)                 787

Cash and cash equivalents at beginning of period                 48,581              101,234                 --
                                                           ------------         ------------         ------------

Cash and cash equivalents at end of period                 $        787         $     11,617         $        787
                                                           ============         ============         ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $    117,867         $    136,000         $  1,110,244
                                                           ============         ============         ============


                             See notes to condensed consolidated financial statements.


                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
           AND FROM INCEPTION (MARCH 18, 1998) THROUGH MARCH 31, 2003
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies:

     Interim financial statements:

     The interim financial statements of Ranger Industries, Inc. and Subsidiaries which are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

     Nature of business and basis of presentation:

     Bumgarner Enterprises, Inc. ("Bumgarner" or the "Company") was incorporated under the laws of the State of Florida in March 1998. There has been no significant business activity since inception through October 2000. Since October 2000, the Company acquired assets in the oil and gas industry through joint venture investments and has subsequently pursued exploration and development of those and other similar properties.

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

2.   Related party transactions:

     Due to related parties:

     Due to related parties represent unsecured advances from the President of the Company and entities affiliated through partial common ownership or control. These advances generally bear interest at 8% and mature December 31, 2004. Of these amounts $136,275 represent accrued payroll to the President as of March 31, 2003. Payment of $50,000 of the accrued payroll has been deferred to December 31, 2004 with the remainder of $86,275 due on demand. Interest expense on these related party advances aggregated approximately $12,000 and $4,000 for the three months ended March 31, 2003 and 2002, respectively.

3.   Income taxes:

     Income tax expense consists of the following:

                                                         2003           2002
                                                      ----------     ----------
        Deferred tax benefit of
          operating loss carryforward                 $   13,000     $  38,000
        Increase in valuation allowance               (   13,000)    (  38,000)
                                                      ----------     ---------
        Income tax expense                            $        -     $       -
                                                      ==========     ==========

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax loss due to the increase in the valuation allowance.

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of $426,000, reduced by a $426,000 valuation allowance since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized. Net operating loss carryforwards of approximately $1,100,000 expire 2020 through 2023.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with Item 1 above, and the Financial Statements, including the Notes thereto. The following discussion should also be read in conjunction with the financial statements and the Plan of Operations contained in the report on Form 10-KSB Ranger Industries, Inc. ("Ranger") filed with the Securities and Exchange Commission for the year ended December 31, 2002 (our "Annual Report"). Ranger has had no revenues from its primary business activities in its two most recent fiscal years or the subsequent quarter. Consequently Ranger is providing a Plan of Operations as required by Item 303(a) of Regulation S-B in lieu of a Management's Discussion and Analysis.

Plan of Operations
------------------

Background. Prior to its acquisition of Bumgarner through a merger that occurred in February 2001, Ranger did not have any business activity. At the time of that merger, Ranger's financial resources were solely its cash on hand.

     As described more completely in our Annual Report, Ranger's business activities changed in February 2001 when it acquired Bumgarner. Bumgarner had acquired a 74.415% interest in the Henryetta Joint Venture and in December 2001 commenced participation in the OK'ee Mac Joint Venture, in each case with the same affiliated company. In addition to its primary business activities, Ranger has engaged in consulting activities that resulted in revenues of $150,000 in 2001, no revenues during 2002 and $50,000 in the three months ended March 31, 2003.

     Anticipated Operations in 2003. Ranger's principal goal during 2003 is to provide the Joint Ventures with sufficient capital so that they can achieve their lease acquisition and drilling objectives. At March 31, 2003, however, Ranger has insufficient available working capital to accomplish these objectives, as described in the following table:

       -----------------------------------------------------------------------
       Liquid Assets                                             $        787
       -----------------------------------------------------------------------
       Current Assets                                            $     51,839
       -----------------------------------------------------------------------
       Current Liabilities                                       $    135,682
       -----------------------------------------------------------------------
       Working Capital Deficit                                  ($     83,843)
       -----------------------------------------------------------------------

     Ranger has generated losses since inception and has not yet generated revenues from its primary business activities. Currently management can control expenses and has drastically curtailed expenditures and drilling activities until such time as funding can be obtained. If Ranger does not achieve any funding, Ranger will only finance its administrative activities; Ranger believes it has adequate resources to fund administrative costs at these reduced levels at least through June 2004, principally through related party borrowings. The Company paid the $8,500,000 note payable in February 2003 and consequently will reduce future net interest expense by approximately $180,000 in 2003. Ranger is actively seeking to acquire funding in excess of $2,000,000 to permit the Company to actively resume development of oil and gas properties in Henryetta Joint Venture and to resume acquisition of leases and exploratory development operations with OK'ee Mac Joint Venture. Ranger is also exploring the acquisition of producing oil and gas properties to provide positive cash flow. Without funding and successful drilling of one or more wells capable of producing oil and gas in commercial quantities or the acquisition of producing wells, it is not likely that Ranger will be able to achieve a positive cash flow.

     Ranger did perform a consulting engagement for an unaffiliated party in the first quarter of 2003 and earned a fee of $50,000. As an interim measure, pending adequate financing to pursue our contemplated oil and gas activities, we may seek and perform additional consulting activities.

     Based on its engineering analysis of geological data, Ranger believes that, through the Henryetta and OK'ee Mac Joint Ventures, it has oil and gas resources that merit the expenditures planned by the Company for development of these properties. Ranger notes that its director who was operating the Henryetta and OK'ee Mac Joint Ventures passed away following the end of the first quarter. Although we do not expect that this will have a negative impact on our ability to realize value from these properties should we obtain adequate financing to do so, we are still attempting to analyze the impact of Mr. Shults' death on our prospective operations.

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

Item 5.  Other Information.
         ------------------

     Henry Shults, a director of Ranger and is the principal owner of Inter-Oil & Gas Group, Inc., the manager and second largest equity owner of both the Henryetta Joint Venture and the OK'ee Mac Joint Venture, died in April 2003. The board of directors of Ranger has not yet replaced Mr. Shults' vacancy. The board of directors does not believe that Mr. Shults death will have a significant impact on Ranger's relationship with Inter-Oil & Gas Group, Inc. or Ranger's ability to develop the properties held by either joint venture when Ranger is able to provide the necessary funding.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits:

         15. Letter from Aidman Piser & Company, P.A. dated May 15, 2003 on Interim Unaudited Financial Information

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



Date: May 15, 2003                      /s/ Charles G. Masters
                                       -----------------------------------------
                                       Charles G. Masters, President,
                                       Principal Executive Officer and Principal
                                       Financial and Accounting Officer

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

Date: May 15, 2003

/s/ Charles G. Masters
--------------------------------------------
Charles G. Masters
Chief Executive Officer, Principal Financial
and Accounting Officer and President