Form 10QSB
period 2003-06-30
RANGER INDUSTRIES INC
filed 2003-08-14
CIK 21610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  1-5673
                         ------


                             RANGER INDUSTRIES, INC.
                            ------------------------
         Exact name of Small Business Issuer as specified in its charter


Connecticut                                               06-0768904
-----------                                               ----------
State or other jurisdiction of                            I.R.S. Employer
incorporation or organization                             Identification No.


3400 82nd Way North, St. Petersburg, FL                   33710
---------------------------------------                   -----
Address of principal executive offices                    Zip Code

Small Business Issuer's telephone number, including area code:  (727) 381-4904
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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2003, were 15,610,463 shares, $0.01 par value.



                                  RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                       PART I. FINANCIAL INFORMATION



                                                    ASSETS

                                                                          June 30, 2003           December 31,
                                                                           (Unaudited)               2002
                                                                           -----------            -----------
Current assets:
  Cash and cash equivalents                                                $     2,746            $    48,581
  Restricted cash and cash equivalents                                            --                8,500,000
  Marketable equity securities                                                   1,355                  1,310
  Account receivable                                                            30,000                   --
  Accrued interest receivable                                                     --                   17,419
  Other current assets                                                           4,873                   --
                                                                           -----------            -----------
    Total current assets                                                        38,974              8,567,310

Property and equipment, net of accumulated depreciation of $4,849
  in 2003 and $3,752 in 2002                                                     6,129                  7,227
Investment in oil and gas properties                                           616,550                616,550
                                                                           -----------            -----------
                                                                           $   661,653            $ 9,191,087
                                                                           ===========            ===========

                                      LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable, bank                                                       $      --              $ 8,500,000
  Accounts payable                                                              37,052                 23,035
  Accrued expenses                                                              31,263                 66,459
  Due to related parties                                                       107,558                 68,993
                                                                           -----------            -----------
     Total current liabilities                                                 175,873              8,658,487

Other liabilities                                                              100,000                100,000
Due to related parties                                                         671,335                614,239
                                                                           -----------            -----------
                                                                               947,208              9,372,726
                                                                           -----------            -----------

Minority interest                                                                 --                     --
                                                                           -----------            -----------

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized;
      19,998,644 shares issued; 15,610,463 shares outstanding                  199,986                199,986
  Additional paid-in-capital                                                 9,487,981              9,487,981
  Deficit accumulated during development stage                              (1,197,253)            (1,093,032)
  Less treasury stock (4,388,181 shares at cost)                            (8,776,362)            (8,776,362)
  Other comprehensive income                                                        93                   (212)
                                                                           -----------            -----------
                                                                              (285,555)              (181,639)
                                                                           -----------            -----------

                                                                           $   661,653            $ 9,191,087
                                                                           ===========            ===========


                               See notes to condensed consolidated financial statements.




                                        RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                               Three              Six             Three            Six
                                              Months            Months           Months          Months        From Inception
                                               Ended             Ended            Ended           Ended       (March 18, 1998)
                                            ------------     ------------     ------------     -------------       through
                                                    June 30, 2003                    June 30, 2002              June 30, 2003
                                            -----------------------------     ------------------------------    -------------

Revenues                                    $       --       $     50,000     $       --       $       --       $    200,000
                                            ------------     ------------     ------------     ------------     ------------

Operating costs and expenses:
   Loss on investment in oil and
     gas activities                                 --               --               --               --            156,130
   Administrative                                 15,576           22,988           15,439           24,424          140,559
   Salaries and wages                             30,000           60,000           32,000           62,000          350,000
   Stock-based compensation                         --               --               --               --             19,919
   Consulting and professional fees               13,234           33,816           23,504           44,983          343,994
                                            ------------     ------------     ------------     ------------     ------------
     Total operating expenses                     58,810          116,804           70,943          131,407        1,010,602
                                            ------------     ------------     ------------     ------------     ------------

Other income and (expense):
   Interest income                                10,850           46,829          119,104          211,802          774,398
   Interest expense                              (22,756)         (91,526)            --               --         (1,160,523)
   Other income (expense)                           (110)           7,280         (168,755)        (310,198)        (114,245)
   Gain on extinguishment of debt                   --               --               --               --            101,719
                                            ------------     ------------     ------------     ------------     ------------
                                                 (12,016)         (37,417)         (49,651)         (98,396)        (398,651)
                                            ------------     ------------     ------------     ------------     ------------

Loss before income taxes                         (70,826)        (104,221)        (120,594)        (229,803)      (1,209,253)

Income tax expense                                  --               --               --               --               --
Minority interest in loss on joint
   venture                                          --               --               --               --             12,000
                                            ------------     ------------     ------------     ------------     ------------

Net loss                                    ($    70,826)    ($   104,221)    ($   120,594)    ($   229,803)    ($ 1,197,253)
                                            ============     ============     ============     ============     ============

Basic and diluted loss per share            ($      .005)    ($      .007)    ($      .008)    ($      .015)    ($      .148)
                                            ============     ============     ============     ============     ============

Weighted average shares
   outstanding, basic and diluted             15,610,463       15,610,463       15,610,463       15,610,463        8,075,599
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






                                        RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                              Six Months             From Inception
                                                                            Ended June 30,          (March 18, 1998)
                                                                    -----------------------------       through
                                                                        2003             2002         June 30, 2003
                                                                    ------------     ------------     -------------
Cash flows from operating activities:
   Net loss                                                         ($   104,221)    ($   229,803)    ($ 1,197,253)
                                                                    ------------     ------------     ------------

   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Gain on extinguishment of debt                                       --               --           (101,719)
       Loss on sale of marketable equity securities                          266             --             36,607
       Stock-based compensation                                             --               --             19,919
       Depreciation                                                        1,098              915            4,849
       Minority interest in loss of joint venture                           --               --            (12,000)
       Change in assets and liabilities:
         Account receivable                                              (30,000)            --            (30,000)
         Prepaid expenses                                                 (1,391)         (26,690)          33,629
         Accrued interest receivable                                      17,419             --             40,922
         Accounts payable and accrued expenses                           (21,182)         (29,855)        (412,942)
                                                                    ------------     ------------     ------------
              Total adjustments                                          (33,790)         (55,630)        (420,735)
                                                                    ------------     ------------     ------------
Net cash flows from operating activities                                (138,011)         (85,433)      (1,617,988)
                                                                    ------------     ------------     ------------

Cash flows from investing activities:
   Acquisition of marketable equity securities                            (8,235)         (19,847)        (348,416)
   Proceeds from sale of marketable equity securities                      8,232             --            310,550
   Acquisition of property and equipment                                  (3,482)          (2,742)         (14,460)
   Acquisition of oil and gas properties                                    --            (53,488)        (504,550)
   Cash acquired in business combination                                    --               --         10,233,478
   Proceeds from restricted certificate of deposit                     8,500,000             --          8,500,000
   Purchase of restricted certificate deposit                               --               --         (8,500,000)
                                                                    ------------     ------------     ------------
Net cash flows from investing activities                               8,496,515          (76,077)       9,676,602
                                                                    ------------     ------------     ------------

Cash flows from financing activities:
   Proceeds from issuance of stock                                          --               --                  1
   Proceeds from note payable, bank                                         --               --          8,500,000
   Payment of note payable, bank                                      (8,500,000)            --         (8,500,000)
   Acquisition of treasury shares                                           --               --         (8,776,362)
   Advances from related party                                            95,661          278,710          720,493
                                                                    ------------     ------------     ------------
Net cash flows from financing activities                              (8,404,339)         278,710       (8,055,868)
                                                                    ------------     ------------     ------------

Net change in cash and cash equivalents                                  (45,835)         (82,800)           2,746

Cash and cash equivalents at beginning of period                          48,581          101,234             --
                                                                    ------------     ------------     ------------

Cash and cash equivalents at end of period                          $      2,746     $     18,434     $      2,746
                                                                    ============     ============     ============

Supplemental disclosure of cash flow information:

Cash paid for interest                                              $    117,867     $    314,075     $  1,110,244
                                                                    ============     ============     ============

                                   See notes to condensed consolidated financial statements.

                                                              3

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2003
                                   (UNAUDITED)


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

     In February 2001, Bumgarner merged with Ranger Industries, Inc.'s ("Ranger") subsidiary (BEI Acquisition Corporation) in consideration of Ranger's issuance of 14,720,000 shares for 100% of Bumgarner's issued and outstanding stock. This transaction was accounted for in accordance with reverse acquisition accounting principles as though it were a re-capitalization of Bumgarner and a sale of shares by Bumgarner in exchange for the net assets of Ranger. In February 2001, Bumgarner completed a tender offer for 4,225,000 shares of Ranger common stock at $2.00 per share. Simultaneously, Bumgarner acquired an additional 163,181 shares pursuant to the terms of a related merger and acquisition agreement. The acquisition was financed through a bank loan in the amount of $8,500,000, which was collateralized by an equivalent amount in cash and cash equivalents.

     In May 2003, the Company incorporated Ranger Oil & Gas AR, Inc. ("Ranger O&G"), a wholly-owned subsidiary, whose primary purpose is oil and gas exploration, development, and production in Arkansas. Ranger O&G is currently inactive.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

     Recent accounting pronouncements:

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
            AND FROM INCEPTION (MARCH 18, 1998) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

2.   Related party transactions:

     Due to related parties:

     Due to related parties of $107,558 and $671,335, current and long-term respectively, represent unsecured advances from the President of the Company and entities affiliated through partial common ownership or control. These advances generally bear interest at 8% and mature December 31, 2004. Interest expense on these related party advances aggregated approximately $23,500 and $11,000 for the six months ended June 30, 2003 and 2002, respectively. Of these amounts, $157,558 represents accrued payroll to the President as of June 30, 2003. Payment of $50,000 of the accrued payroll has been deferred to December 31, 2004 with the remainder of $107,558 due on demand.

3.   Income taxes:

     Income tax expense consists of the following for the six months ended June 30:

                                                        2003             2002
                                                      --------        ---------
        Deferred tax benefit of operating
         loss carryforward                            $ 40,000        $  85,000
        Increase in valuation allowance                (40,000)         (85,000)
                                                      --------        ---------
        Income tax expense                            $      -        $       -
                                                      ========        =========

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax loss due to the increase in the valuation allowance.

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of $450,000 reduced by a $450,000 valuation allowance since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized. Net operating loss carryforwards of approximately $1,200,000 expire 2020 through 2023.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
         ----------------------------------------------------------

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

As described more completely in our Annual Report, Ranger's business activities changed in February 2001 when it acquired Bumgarner. Bumgarner had acquired a 74.415% interest in the Henryetta Joint Venture and in December 2001 commenced participation in the OK'ee Mac Joint Venture, in each case with the same affiliated company. In addition to its primary business activities, Ranger has engaged in consulting activities that resulted in revenues of $150,000 in 2001, no revenues during 2002 and $50,000 for the six months ended June 30, 2003.

In May 2003, the Company incorporated Ranger Oil & Gas AR, Inc. ("Ranger O&G"), a wholly-owned subsidiary whose primary purpose is oil and gas exploration, development and production in Arkansas. Ranger O&G is currently inactive.

Anticipated Operations in 2003. Ranger's principal goal during 2003 is to provide the Joint Ventures and Ranger O&G with sufficient capital so that they can achieve their lease acquisition and drilling objectives. At June 30, 2003, however, Ranger has insufficient available working capital to accomplish these objectives, as described in the following table:

              ------------------------------------------------------
              Liquid Assets                                 $  2,746
              ------------------------------------------------------
              Current Assets                                $ 38,974
              ------------------------------------------------------
              Current Liabilities                           $175,873
              ------------------------------------------------------
              Working Capital Deficit                      ($136,899)
              ------------------------------------------------------

     Ranger has generated losses since inception and has not yet generated revenues from its primary business activities. Currently management can control expenses and has drastically curtailed expenditures and drilling activities until such time as funding can be obtained. If Ranger does not achieve any funding, Ranger will only finance its administrative activities; Ranger believes it has adequate resources to fund administrative costs at these reduced levels at least through July 2004, principally through related party borrowings. The Company paid the $8,500,000 note payable in February 2003 and consequently will reduce future net interest expense by approximately $180,000 in 2003. Ranger is actively seeking to acquire funding in excess of $2,000,000 to permit the Company to actively resume development of oil and gas properties in Henryetta Joint Venture and to resume acquisition of leases and exploratory development operations with OK'ee Mac Joint Venture. Without funding and successful drilling of one or more wells capable of producing oil and gas in commercial quantities or the acquisition of producing wells, it is not likely that Ranger will be able to achieve positive cash flow. As described in previous reports, the Company has been seeking such funding for more than a year, and there can be no assurance that the Company will be able to obtain any such funding on reasonable terms, if at all.

     Ranger performed a consulting engagement for an unaffiliated party in the first quarter of 2003 and earned a fee of $50,000. As an interim measure, pending adequate financing to pursue our contemplated oil and gas activities, we may seek and perform additional consulting activities.

     Based on its engineering analysis of geological data, Ranger believes that, through the Henryetta and OK'ee Mac Joint Ventures, it has oil and gas resources that merit the expenditures planned by the Company for development of these properties. Ranger notes that its director who was operating the Henryetta and OK'ee Mac Joint Ventures passed away following the end of the first quarter. Although we do not expect that this will have a negative impact on our ability to realize value from these properties should we obtain adequate financing to do so, we are still attempting to analyze the impact of Mr. Shultz' death on our prospective operations.

     Management is pursuing several opportunities for funding including several merger opportunities and lending arrangements, any one of which, if successful, can be expected to produce the cash required to undertake the drilling necessary to produce oil and gas from the proved reserves reflected in the geological surveys. In addition, management is actively involved in several business consulting opportunities which may yield revenues sufficient to support an increased level of operating costs in 2003. Although management has not been successful in completing any of these activities to date, management continues to believe it will be successful, there can be no assurances that the Company will achieve its objectives in these financing and consulting endeavors.

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

Item 3. CONTROLS AND PROCEDURES

          As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by the report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, the person serving as the Company's Chairman/Chief Executive Officer/Principal Financial and Accounting Officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

     None.

Item 3. Defaults Upon Senior Securities.
        --------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     No matter was submitted during the first or second quarters of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5. Other Information.
        ------------------

          None.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a) Exhibits:

          15. Letter from Aidman Piser & Company, P.A. dated August 8, 2003 on Interim Unaudited Financial Information

          31.  Certification Pursuant To Sarbanes-Oxley Section 302

          32.  Certification Pursuant To 18 U.S.C. Section 1350 (*)

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


     (b) Reports on Form 8-K:

        none

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Ranger Industries, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 8, 2003              /s/ Charles G. Masters
                                  ----------------------------------------------
                                  Charles G. Masters, President,
                                  Principal Executive Officer and
                                  Principal Financial and Accounting Officer