Form 10QSB
period 2003-09-30
RANGER INDUSTRIES INC
filed 2003-11-19
CIK 21610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 19, 2003, were 15,610,463 shares, $0.01 par value.



                                RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                      PART I. FINANCIAL INFORMATION
                                                 ASSETS

                                                                  September 30, 2003     December 31,
                                                                     (Unaudited)             2002
                                                                   ----------------    ----------------
Current assets:
    Cash and cash equivalents                                      $          2,117    $         48,581
    Restricted cash and cash equivalents                                       --             8,500,000
    Marketable equity securities                                               --                 1,310
    Accrued interest receivable                                                --                17,419
    Other current assets                                                      5,923                --
                                                                   ----------------    ----------------
       Total current assets                                                   8,040           8,567,310

Property and equipment, net of accumulated depreciation of
   $5,398 in 2003 and $3,752 in 2002                                          5,580               7,227
Investment in oil and gas properties                                        516,550             616,550
                                                                   ----------------    ----------------
                                                                   $        530,170    $      9,191,087
                                                                   ================    ================

                                   LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable, bank                                            $           --      $      8,500,000
     Accounts payable                                                        53,111              23,035
     Accrued expenses                                                        41,902              66,459
     Due to related parties                                                 129,026              68,993
                                                                   ----------------    ----------------

        Total current liabilities                                           224,039           8,658,487

Other liabilities                                                              --               100,000
Due to related parties                                                      686,628             614,239
                                                                   ----------------    ----------------
                                                                            910,667           9,372,726
                                                                   ----------------    ----------------

Minority interest                                                              --                  --
                                                                   ----------------    ----------------

Stockholders' equity:
    Common stock, $.01 par value, 20,000,000 shares authorized;
         19,998,644 shares issued; 15,610,463 shares outstanding            199,986             199,986
    Additional paid-in-capital                                            9,487,981           9,487,981
    Deficit accumulated during development stage                         (1,292,092)         (1,093,032)
    Less treasury stock (4,388,181 shares at cost)                       (8,776,362)         (8,776,362)
    Other comprehensive income                                                  (10)               (212)
                                                                   ----------------    ----------------
                                                                           (380,497)           (181,639)
                                                                   ----------------    ----------------

                                                                   $        530,170    $      9,191,087
                                                                   ================    ================




                        See notes to condensed consolidated financial statements.


                                                    1



                                               RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                             Three             Nine             Three             Nine
                                            Months            Months           Months            Months         From Inception
                                             Ended             Ended            Ended             Ended        (March 18, 1998)
                                       ----------------  ---------------   ---------------  ---------------         through
                                                September 30, 2003               September 30, 2002            September 30, 2003
                                       ---------------------------------   --------------------------------   -------------------
Revenues                               $             -   $       50,000    $            -   $            -    $          200,000
                                        ---------------  ---------------   ---------------  ---------------   -------------------

Operating costs and expenses:
    Loss on investment in oil and
      gas properties                           100,000          100,000                 -                -               256,130
    Administrative                               8,206           31,194             4,087           28,511               148,765
    Salaries and wages                          30,000           90,000            28,000           90,000               380,000
    Bad debt expense                            30,000           30,000                 -                -                30,000
    Stock-based compensation                         -                -                 -                -                19,919
    Consulting and professional fees            13,572           47,388             1,121           46,104               357,566
                                       ----------------  ---------------   ---------------  ---------------   -------------------
       Total operating expenses                181,778          298,582            33,208          164,615             1,192,380
                                       ----------------  ---------------   ---------------  ---------------   -------------------

Other income (expense):
    Interest income                                  -           46,829            65,285          280,964               774,398
    Interest expense                   (        11,992)  (      103,518)   (      119,342)  (      433,417)   (        1,172,515)
    Other income (expense)             (         1,069)           6,211    (       24,693)  (       24,693)   (          115,314)
    Gain on extinguishment of debt             100,000          100,000                 -                -               201,719
                                       ----------------  ---------------   ---------------  ---------------   -------------------
                                       (        86,939)  (       49,522)   (       78,750)  (      177,146)   (          311,712)
                                       ----------------  ---------------   ---------------  ---------------   -------------------

Loss before income taxes               (        94,839)  (      199,060)   (      111,958)  (      341,761)   (        1,304,092)

Income tax expense                                   -                -                 -                -                     -
Minority interest in loss on joint
   venture                                           -                -                 -                -                12,000
                                       ----------------  ---------------   ---------------  ---------------   ------------------

Net loss                               ($       94,839)  ($     199,060)   ($     111,958)  ($     341,761)   ($       1,292,092)
                                       ================  ===============   ===============  ===============   ===================

Basic and diluted loss per share       ($         .006)  ($         .01)   ($         .01)  ($         .02)   ($             .16)
                                       ================  ===============   ===============  ===============   ===================

Weighted average shares
    outstanding, basic and diluted          15,610,463       15,610,463        15,610,463       15,610,463             8,119,455
                                       ================  ===============   ===============  ===============   ===================



                                      See notes to condensed consolidated financial statements.


                                                                  2



                                               RANGER INDUSTRIES, INC. AND SUBSIDARIES
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                                               Nine Months                 From Inception
                                                                            Ended September 30,           (March 18, 1998)
                                                                     ------------------------------            through
                                                                            2003             2002         September 30, 2003
                                                                     ----------------   -------------     ------------------
Cash flows from operating activities:
    Net loss                                                         ($     199,060)   ($      341,761)    ($     1,292,092)
                                                                     ---------------   ----------------    -----------------

       Adjustments to reconcile net loss to net cash flows
       from operating activities:
         Gain on extinguishment of debt                              (      100,000)                 -     (        201,719)
         Loss on sale of marketable equity securities                         1,335             24,693               37,676
         Loss on investment in oil and gas properties                       100,000                  -              256,130
         Provision for bad debt                                              30,000                  -               30,000
         Stock-based compensation                                                 -                  -               19,919
         Depreciation                                                         1,647              1,555                5,398
         Minority interest in loss of joint venture                               -                  -     (         12,000)
         Change in assets and liabilities:
             Account receivable                                      (       30,000)                 -     (         30,000)
             Other assets                                            (        5,921)   (        43,060)              29,099
             Accrued interest receivable                                     17,419                  -               40,922
             Accounts payable and accrued expenses                            5,507    (        22,666)    (        286,253)
                                                                     ---------------   ----------------    -----------------
                Total adjustments                                            19,987    (        39,478)    (        110,828)
                                                                     ---------------   ----------------    -----------------
Net cash flows from operating activities                             (      179,073)   (       381,239)    (      1,402,920)
                                                                     ---------------   ----------------    -----------------

Cash flows from investing activities:
    Acquisition of marketable equity securities                      (        9,399)   (       225,033)    (        349,580)
    Proceeds from sale of marketable equity securities                        9,586            213,542              311,904
    Acquisition of property and equipment                                         -    (         2,742)    (         10,978)
    Acquisition of oil and gas properties                                         -    (        59,462)    (        760,680)
    Cash acquired in business combination                                         -                  -           10,233,478
    Proceeds from restricted certificate of deposit                       8,500,000                  -            8,500,000
    Purchase of restricted certificate deposit                                    -                  -     (      8,500,000)
                                                                     ---------------   ----------------    -----------------
Net cash flows from investing activities                                  8,500,187    (        73,695)           9,424,144
                                                                     ---------------   ----------------    -----------------

Cash flows from financing activities:
    Proceeds from issuance of stock                                               -                  -                    1
    Proceeds from note payable, bank                                              -                  -            8,500,000
    Payment of note payable, bank                                    (    8,500,000)                 -     (      8,500,000)
    Acquisition of treasury shares                                                -                  -     (      8,776,362)
    Advances from related party                                             132,422            371,920              757,254
                                                                     ---------------   ---------------     -----------------
Net cash flows from financing activities                             (    8,367,578)           371,920     (      8,019,107)
                                                                     ---------------   ----------------    -----------------

Net change in cash and cash equivalents                              (       46,464)   (        83,014)               2,117

Cash and cash equivalents at beginning of period                             48,581            101,234                    -
                                                                     ---------------   ----------------    -----------------

Cash and cash equivalents at end of period                           $        2,117    $        18,220     $          2,117
                                                                     ===============   ================    =================

Supplemental disclosure of cash flow information:

Cash paid for interest                                               $      117,867    $       414,080     $      1,110,244
                                                                     ===============   ================    =================



                                      See notes to condensed consolidated financial statements.


                                                                  3

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)

1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

      Nature of business and basis of presentation (continued):

      In September 2003, Bumgarner acquired an additional 1.415% equity interest (20% working interest) in Henryetta Joint Venture (Henryetta") from Inter-Oil & Gas, Inc. ("InterOil"). Bumgarner acquired InterOil's share of all existing or potential claims, all debts and equity or royalty participation interests in existing or future wells or mineral leases associated with Henryetta or its investors in exchange for a 2% overriding royalty interest in any wells drilled and put into production on a specified lease currently associated with the Joshua I well. Pursuant to this agreement, the Company confirmed its intent to extend the specified lease and to drill at least one additional well on the referenced lease as soon as funds are available to do so. In addition, the Company agreed to pay surface damages up to a limit of $2,000 per one acre location regardless of the number of wells on this leased area. Pursuant to this agreement, InterOil also granted the Company use of right-of-way between well sites and use of available water at no cost to the Company.

      Management's plan of operations:

      Ranger has generated losses since inception and has not yet generated revenues from its primary business activities. Currently management can control expenses and has drastically curtailed expenditures and drilling activities until such time as funding can be obtained. If Ranger does not achieve any funding, Ranger will only finance its administrative activities; Ranger believes it has adequate resources to fund administrative costs at these reduced levels at least through March 2004, principally through related party borrowings and consulting fees. The Company paid the $8,500,000 note payable in February 2003 and consequently will reduce future net interest expense by approximately $180,000 in 2003.

      Management is pursuing several opportunities for funding including several merger opportunities and lending arrangements, any one of which, if successful, can be expected to produce the cash required to undertake the drilling necessary to produce oil and gas from the proved reserves reflected in the geological surveys. In addition, management is actively involved in several business consulting opportunities which may yield revenues sufficient to support an increased level of operating costs in 2004. Although management has not been successful in completing any of these significant funding activities to date, management continues to believe it will be successful, there can be no assurances that the Company will achieve its objectives in these financing and consulting endeavors.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)


1. Nature of business, basis of presentation and summary of significant accounting policies (continued):

      Management's plan of operations (continued):

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

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim and annual periods beginning after December 15, 2003 for interests acquired prior to February 1, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)


2.    Investment in oil and gas properties:

       In October 2000, the Company acquired a 74.415% working interest in Henryetta Joint Venture, ("Henryetta JV") which was formed as a general partnership under Oklahoma law. In September 2003, the Company acquired an additional 20% working interest in Henryetta JV. The Company owns leasehold interests in Okfuskee county, Oklahoma. The properties at present have no producing oil or gas wells. The Company eventually expects to drill at least three additional exploratory wells at a total cost of $1,800,000. The Henryetta JV automatically terminates, unless renewed, in 2010.

       The Henryetta JV commenced drilling of the Joshua #1 well on Lease B in April 2001. During 2001, the Company experienced difficulties with Joshua #1 and has recorded a charge to operations of $156,130 to write-down certain assets considered to be impaired in connection with that well. Upon resumption of drilling activities, the Company anticipates drilling a second well adjacent to Joshua #1 at a cost of approximately $150,000.

       Prior to July 2003, all of the interests held by the Henryetta JV were in undeveloped acreage in Coal, Pontotoc and Okfuskee counties, in south central and central Oklahoma, respectively, consisting of primarily four leases from private landowners. In the quarter ending September 30, 2003, Leases C and D expired and a portion of the leased acreage in Lease B. The Company did not renew the expired leases on the unproved properties. Since the Company had not previously begun drilling on these properties, an impairment loss of $100,000 was recognized and included in the accompanying statement of operations for the three and nine months ended September 30, 2003.

       The Henryetta JV expects to drill additional wells on Lease B as soon as funds are available. Thereafter, and subject to adequate financing, the Henryetta JV expects to drill an exploratory well on Lease A.

       The Company has an investment in a second joint venture also in Central Oklahoma. The Company is expanding its prospect lease base to include both a key 60 acre track adjacent to the Henryetta JV Lease B properties and another group of properties in two other central Oklahoma counties. The new properties are known collectively as the OK'ee Mac Joint Venture ("OK'ee Mac JV"). In the aggregate, the OK'ee Mac JV properties are believed to contain oil and gas reserves of the same order of magnitude as those being developed in the Henryetta JV. Key leases on individual properties are in place and others are being negotiated.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)

2.    Investment in oil and gas properties (continued):

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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)


2.    Investment in oil and gas properties (continued):

      The following table summarizes the Henryetta Joint Venture's current interest in its two leases.

---------------------------------------- ---------- -------------------- ------------ ---------------------- ------------- --------

                                                    Nature of Reserves    Gross Acres     Net Acres (1)      Primary lease  Lessor
           Land Description                                                  (1)     (to the Joint Venture)      term     Royalty
---------------------------------------- ---------- -------------------- ------------ ---------------------- ------------- --------
Lease A
SW1/4SW1/4Section 14, 17T10N, R12E       Private    Proved undeveloped                                            May
Okfuskee County                          landowner                            20                20                2004       20%
---------------------------------------- ---------- -------------------- ------------ ---------------------- ------------- --------
Lease B
E1/2, SE1/4Section 29, NW1/4Section 33,
in T11N, R11E Okfuskee County            Private    Proved                                                       March
                                         landowner  undeveloped               240              240                2004       20%
---------------------------------------- ---------- -------------------- ------------ ---------------------- ------------- --------

(1)  A "gross acre" is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working  interest is owned.  The  disclosure of net acres subject to lease  reflects lease status as of September 30, 2003. A
     "net acre" is deemed to exist when the sum of fractional  ownership  working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.


                                        9

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)


2.    Investment in oil and gas properties (continued):

      The following table summarizes the OK'ee Mac Joint Venture's interest in its three leases.

------------------------------------------------ ---------- --------- ------------ ----------------------- --------------- ---------
                                                            Nature of    Gross          Net Acres (1)      Primary          Lessor
              Land Description                              Reserves    Acres (1)  (to the Joint Venture)  lease term       Royalty
------------------------------------------------ ---------- --------- ------------ ----------------------- --------------- ---------
Lease A
SW 1/4 and SW 1/4 NW 1/4 of Section  29,
SE 1/4 NE 1/4 and E 1/2 SE 1/4 of Section 30
and N 1/2 NW 1/4 of Section 32 all in 11N-13E
Okmulgee, County                                 Private
                                                 landowner  Unproved        400             78.6071        October 2003(4)    20%
------------------------------------------------ ---------- --------- ------------ ----------------------- --------------- ---------
Lease C
NW1/4and N1/2SW1/4of  Section  15 all in         Private
10N-12E  Okfuskee  County                        landowner  Unproved        240             71.0227        October 2003(4)    20%
------------------------------------------------ ---------- --------- ------------ ----------------------- --------------- ---------
Lease H
E1/2SE1/4of  Section  34 and SW1/4and W1/2SE1/4
and W1/2NE1/4 and NW1/4of Section 35 all in      Private
10N - 13E McIntosh County                        landowner  Unproved        560               20           October 2003(4)    20%
------------------------------------------------ ---------- --------- ------------ ----------------------- --------------- ---------


                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)

2.   Investment in oil and gas properties (continued):

     Supplemental information with respect to oil and gas properties is as follows:

     Capitalized costs, net relating to oil and gas exploration and development activities at September 30, 2003:

         Property acquisition costs, net               $         21,924
         Development costs                                      494,626
                                                       ----------------
                                                       $        516,550
                                                       ================

       Costs incurred in oil and gas exploration and development activities for the nine months ended September 30, 2003 and 2002 and from inception (March 18, 1998) to September 30, 2003 are::


                                                       Nine Months                   From inception
                                                    Ended September 30,             (March 18, 1988)
                                          --------------------------------------    to September 30,
                                                  2003               2002                  2003
                                          -------------------  -----------------    ------------------
       Property acquisition costs, net    ($         100,000)    $        14,136    $           21,924
       Development costs                                   -              45,326               494,626
                                          -------------------    ---------------    ------------------
                                          ($         100,000)             59,462    $          516,550
                                           ==================    ===============    ==================


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

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)

2.   Investment in oil and gas properties (continued):

     Reserve Information (continued):

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

                                                     Oil                 Gas
                                                   (MBbls)            (MMcf)
                                               -------------     ---------------
     Beginning of year:
         Proved, developed reserves                       -                   -
                                               =============       =============
         Proved, undeveloped reserves                    232               2,801
                                               =============       =============

     End of period:
         Proved, developed reserves                       -                   -
                                               =============       =============
         Proved, undeveloped reserves                    232               2,801
                                               =============       =============

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)

2.   Investment in oil and gas properties (continued):

     Reserve Information (continued):

     Standardized measure of discounted future net cash flows at September 30, 2003:

                                                               Henryetta
                                                          ------------------
         Future cash inflows                              $      11,599,427
         Future production costs                          (         391,300)
         Future development costs                         (         394,810)
         Future income tax expenses                       (       3,676,528)
                                                          ------------------

         Future net cash flows                                    7,136,789
           10% annual discount for estimated timing
           of cash flows                                  (       1,699,042)
                                                          ------------------

     Standardized measures of discounted future net
       cash flows relating to proved oil and gas
       reserves at beginning and end of period            $       5,437,747
                                                          ==================

     As noted in Note 1 the carrying values of the oil and gas properties as reflected in the accompanying balance sheet do not reflect the underlying fair values of such properties.

3.   Related party transactions:

     Due to related parties:

     Due to related parties of $129,026 and $686,628, current and long-term respectively, as of September 30, 2003 represent unsecured advances from the President of the Company and entities affiliated through partial common ownership or control. These advances generally bear interest at 8% and mature December 31, 2004. Interest expense on these related party advances aggregated $35,489 and $19,337 for the nine months ended September 30, 2003 and 2002, respectively. Of these amounts, $179,026 represents accrued payroll to the President as of September 30, 2003. Payment of $50,000 of the accrued payroll has been deferred to December 31, 2004 with the remainder of $129,026 due on demand.

                    RANGER INDUSTRIES, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND FROM INCEPTION (MARCH 18, 1998) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)

3.   Related party transactions (continued):

     Extinguishment of debt:

     In October 2000, the Company had agreed to pay a fee aggregating $100,000 in connection with the Company's investment in the Henryetta JV. During the three months ended September 30, 2003, an officer of Ranger Oil & Gas, an inactive subsidiary, forgave this $100,000 balance due to him. This extinguishment of debt is included in other income (expense) in the accompanying statement of operations. There have been no payments made to, and there are no balances due to this officer as of September 30, 2003.

4.   Partnership agreements

     Under the terms of the Henryetta JV agreement, the Company is responsible for 100% of any further capital expenditures and is entitled to its pro-rata share of all distributions. In September 2003, the Company acquired an additional 1.415% equity interest (20% working interest) in Henryetta.

     Under the terms of the OK'ee Mac JV agreement, the Company expects to fund 100% of the exploration and development costs and is entitled to 100% of all distributions until such time as its investment has been recovered. Thereafter, profits, losses and distributions will be allocated 80% to the Company, and 20% to InterOil and Gas Group, Inc., the joint venture partner and project manager.

5.   Income taxes:

     Income tax expense consists of the following for the nine months ended September 30:

                                                                   2003                  2002
                                                             ---------------       ---------------
      Deferred tax benefit of operating loss carryforward    $       69,000        $      128,000
      Increase in valuation allowance                        (       69,000)       (      128,000)
                                                             ---------------       ---------------
      Income tax expense                                     $            -        $            -
                                                             ===============       ===============

     Income tax expense differs from that which would result from applying statutory tax rates to pre-tax loss due to the increase in the valuation allowance.

     Deferred tax assets consist of the deferred tax benefit from the operating loss carryforward of $480,000 and $380,000 reduced by valuation allowances of $480,000 and $380,000 as of September 30, 2003 and 2002, respectively. since management cannot presently determine that it is more likely than not that such deferred tax assets will be realized. Net operating loss carryforwards of approximately $1,300,000 expire 2003 through 2002.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

The following discussion should be read in conjunction with Item 1 above, and the Financial Statements, including the Notes thereto. The following discussion should also be read in conjunction with the financial statements and the Plan of Operations contained in the report on Form 10-KSB Ranger Industries, Inc. ("Ranger") filed with the Securities and Exchange Commission for the year ended December 31, 2002 (our "Annual Report"). Ranger has had no revenues from its primary business activities in either of its two most recent fiscal years or the subsequent three fiscal quarters. Consequently Ranger is providing a Plan of Operations as required by Item 303(a) of Regulation S-B in lieu of a Management's Discussion and Analysis.

Plan of Operations
------------------

Background. Prior to its acquisition of Bumgarner through a merger that occurred in February 2001, Ranger did not have any business activity. At the time of that merger, Ranger's financial resources were solely its cash on hand.

As described more completely in our Annual Report, Ranger's business activities changed in February 2001 when it acquired Bumgarner. In October 2000, Bumgarner had acquired a 74.415% working interest in the Henryetta Joint Venture ("Henryetta") and in December 2001 commenced participation in the OK'ee Mac Joint Venture, in each case with the same affiliated company. In September 2003, Bumgarner acquired an additional 20% working interest in Henryetta.

In addition to its primary business activities, Ranger has engaged in consulting activities that resulted in revenues of $150,000 in 2001, no revenues during 2002 and $50,000 for the nine months ended September 30, 2003.

In May 2003, the Company incorporated Ranger Oil & Gas AR, Inc. ("Ranger O&G"), a wholly-owned subsidiary whose primary purpose is oil and gas exploration, development and production in Arkansas. Ranger O&G is currently inactive.

Anticipated Operations in 2003. Ranger's principal goal during 2003 is to provide the Joint Ventures and Ranger O&G with sufficient capital so that they can achieve their lease acquisition and drilling objectives. At September 30, 2003, however, Ranger has insufficient available working capital to accomplish these objectives, as described in the following table:

              ----------------------------------------------------
              Liquid Assets                            $   2,117
              ----------------------------------------------------
              Current Assets                           $  25,540
              ----------------------------------------------------
              Current Liabilities                      $ 224,039
              ----------------------------------------------------
              Working Capital Deficit                 ($ 198,499)
              ----------------------------------------------------

         ----------------------------------------------------------------------

Ranger has generated losses since inception and has not yet generated revenues from its primary business activities. Currently management can control expenses and has drastically curtailed expenditures and drilling activities until such time as funding can be obtained. If Ranger does not achieve any funding, Ranger will only finance its administrative activities; Ranger believes it has adequate resources to fund administrative costs at these reduced levels at least through March 2004, principally through related party borrowings and consulting fees. The Company paid the $8,500,000 note payable in February 2003 and consequently will reduce future net interest expense by approximately $180,000 in 2003.

Ranger is actively seeking to acquire funding in excess of $2,000,000 to permit the Company to actively resume development of oil and gas properties in Henryetta Joint Venture and to resume acquisition of leases and exploratory development operations with OK'ee Mac Joint Venture. The Company recognized an impairment loss related to its investment in oil and gas properties, specifically lease acquisition costs. An impairment loss was provided for costs related to expired leases, not subsequently renewed by the Company in which no drilling had taken place.

Management is pursuing several opportunities for funding including several merger opportunities and lending arrangements, any one of which, if successful, can be expected to produce the cash required to undertake the drilling necessary to produce oil and gas from the proved reserves reflected in the geological surveys. In addition, management is actively involved in several business consulting opportunities which may yield revenues sufficient to support an increased level of operating costs in 2004. Although management has not been successful in completing any of these significant funding activities to date, management continues to believe it will be successful, there can be no assurances that the Company will achieve its objectives in these financing and consulting endeavors.

Ranger performed consulting engagements for unaffiliated parties in the first and third quarters of 2003 and earned fees of $50,000. As an interim measure, pending adequate financing to pursue our contemplated oil and gas activities, we may seek and perform additional consulting activities.

Based on its engineering analysis of geological data, Ranger believes that, through the Henryetta and OK'ee Mac Joint Ventures, it has oil and gas resources that merit the expenditures planned by the Company for development of these properties. Ranger notes that its director who was operating the Henryetta and OK'ee Mac Joint Ventures passed away following the end of the first quarter. As of September 2003, Ranger has selected a new oil and gas operator for the joint ventures.

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

Item 5.   Other Information.
          ------------------

          None.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)      Exhibits:

          15. Letter from Aidman Piser & Company, P.A. dated November 19, 2003 on Interim Unaudited Financial Information

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



Date: November 19, 2003              /s/ Charles G. Masters
                                     -----------------------------------
                                     Charles G. Masters,  President,
                                     Principal  Executive Officer and Principal
                                     Financial and Accounting Officer